Form 10QSB
period 1997-06-30
JEWELNIQUE DESIGNS INC
filed 1997-08-15
CIK 1041771

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   Form 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended   June 30,1997
                                           ------------

          Transition report under Section 13 or 15(d) of the Exchange Act



For the transition period from ___________ to ____________

Commission file number   000 - 22783
--------------------------------------------------------------------------------


                            Jewelnique Designs, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


      Colorado                                          84-1385900
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


                    2449 Lyric Avenue, Los Angeles, CA 90027
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (213) 660-8665
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X           No
     --------------        ---------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 14,1997: Common Stock, 408,000 Shares

         Traditional Small Business Disclosure Format (check one):

Yes                  No         X
    ---------------      ----------------

   .
                            JEWELNIQUE DESIGNS, INC.
                                   Form 10-QSB

                                  June 30, 1997

                                      INDEX

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - June 30, 1997 .................................   3

         Statement of  Operations - For the Three Months Ended June 30,
           1997 and the period March 6, 1997 (Inception)
           to June 30, 1997 ............................................   4

         Statement of Cash Flows - For the
           Period March 6, 1997 (Inception)
           to June 30, 1997.............................................   5

         Notes to Financial Statements .................................   6

Item 2.  Management's Discussion and Analysis
           or Plan of Operation ........................................   7

PART II -- OTHER INFORMATION  ..........................................   8

PART I - FINANCIAL INFORMATION.

Item 1.  Financial Statements.


                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                               As of June 30, 1997


                                     ASSETS
                                     ------

Current Assets:

         Cash                                                          $  3,231

Other Assets:

         Organization costs, less accumulated
             amortization of $31                                            469
                                                                       --------

         Total Assets                                                  $  3,700
                                                                       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Shareholders' Equity:
         Preferred Stock, par value $0.01,
           10,000,000 shares authorized, none issued
           and outstanding                                             $   --
         Common stock, par value $0.001,
           100,000,000 shares authorized, 408,000
           issued and outstanding                                           400
         Additional paid-in capital                                      15,895
         Accumulated deficit                                            (12,595)
                                                                       --------
                  Total Shareholders' Equity                              3,700
                                                                       --------

                  Total Liabilities and Shareholders' Equity           $  3,700
                                                                       ========

    The accompanying notes are an integral part of the financial statements.


                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                For the Three Months Ended June 30, 1997 and the period March 6, 1997 (Inception) to June 30, 1997


                                                     Three Months    March 6, 1997
                                                        Ended         (Inception)
                                                     June 30,1997   to June 30,1997
                                                     ------------   ---------------

REVENUES                                             $    --          $    --


COSTS AND EXPENSES:
   Amortization                                             25               31
   Legal and professional fees                           1,450           12,455
   Other                                                    95              145
                                                     ---------        ---------
                                                         1,570           12,631
                                                     ---------        ---------

         Loss from Operations                           (1,570)         (12,631)

Interest Income                                             36               36
                                                     ---------        ---------

         Loss before Income Taxes                       (1,534)         (12,595)

Income Tax Benefit                                        --               --
                                                     ---------        ---------

         Net Loss                                    $  (1,534)       $ (12,595)
                                                     =========        =========


Loss per Share                                       $    --          $   (0.03)
                                                     =========        =========

Weighted Average Number of Common
and Common Equivalent Shares
Outstanding                                            408,000          408,000
                                                     =========        =========





    The accompanying notes are an integral part of the financial statements.



                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

            For the period March 6, 1997 (Inception) to June 30, 1997

RECONCILIATION OF NET LOSS TO NET CASH
   FLOWS USED IN OPERATING ACTIVITIES:

         Net loss                                                      $(12,595)
         Amortization                                                        31
         Stock issued for services                                          320
                                                                       --------
                  Net Cash Used in Operating Activities                 (12,244)
                                                                       --------


INVESTING ACTIVITIES:
         Organization Costs                                                (500)
                                                                       --------
                  Net Cash Used in Investing Activities                    (500)
                                                                       --------


FINANCING ACTIVES:
         Proceeds from sale of common stock,

           less related expenses of $ 4,025                              15,975
                                                                       --------
                  Net Cash Provided by Financing Activities               3,231
                                                                       --------
Increase in Cash                                                          3,231

Cash, beginning of period                                                  --
                                                                       --------

Cash, end of period                                                    $  3,231
                                                                       ========











       The accompanying are an integral part of the financial statements.

                             JEWELNIQUE DESIGNS, INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30,1997



     Jewelnique Designs, Inc. ("JDI" or the "Company") was formed March 6, 1997 for the purpose of designing, manufacturing, marketing, and distributing a specialized line of unique jewelry products. The company is in the development stage and has had no operations to date.

     The information included in these financial statements includes all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to a fair presentation of the financial statements for the periods presented. The financial statements should be real in conjunction with the financial statements and notes thereto for the period from inception March 6, 1997 to March 31, 1997 included in the Company's Registration Statement on Form 10-SB filed July 1, 1997.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (March 6, 1997) through June 30, 1997, the Company had no income from operations and operating expenses aggregating $12,631. The Company proposes to engage in business in the design, manufacture, marketing and wholesale distribution of a specialized line of jewelry products. Management expects that the Company's proposed product line will initially be distributed to boutiques, hair salons, beauty supply stores, department stores, and children's stores. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.


Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     At  June  30,  1997,  the  Company  had  assets   totaling  $3,700  and  no
liabilities. Since the Company's inception, it has received $20,000 in cash contributed as consideration for the issuance of shares of Common Stock.

     The Company has no potential capital resources at this time. The Company believes that in order to continue in business beyond the next twelve months it will be required to raise additional capital.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


Item 2. Changes in Securities.

     (a) No instruments defining the rights of shareholders of the Company's Common Stock have been modified.

     (b) No rights evidenced by the Company's Common Stock have been limited or qualified by the issuance or modification of any other class of securities.


Item 3. Defaults Upon Senior Securities.


     The Company has no indebtedness as of the date of this report.


Item 4. Submission of Matters to a Vote of Security Holders.


     No matter was submitted to a vote of the Company's shareholders, by the means of the solicitation of proxies or otherwise, during the quarter ended June 30, 1997, covered by this report.


Item 5. Other Information.


     There is no information with respect to which information is not otherwise called for by this form.


Item 6. Exhibits and Reports on Form 8-K.


     (a) Index to Exhibits.

                                                               Exhibit Number
                                                               As Listed in
                                                               Document
                                                               Incorporated by
 Exhibit No.            Description                            Reference
 -----------            -----------                            ----------------



  Ex-3(i)*              Articles of Incorporation of Blue                 2.1
                        Mountain Capital, Inc., filed
                        March 6, 1997



Ex-3(iii)               Articles of Amendment to the Articles of          2.2
                        Incorporation of Blue Mountain Capital, Inc.,
                        Filed June 20, 1997



Ex-3(ii)               Bylaws of Blue Mountain Capital, Inc.              2.3



--------------------------------------------------------------------------------


     * incorporated herein by reference to the Form 10-SB Registration Statement of Jewelnique Designs, Inc., filed on the Commission's Edgar System on July 1, 1997.

     (b) Reports on Form 8-K

     No reports on form 8-K were filed during the quarter ended June 30, 1997, for which this report is filed.

                                   SIGNATURES
                                   ----------




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf, thereunto duly authorized.







                                              JEWELNIQUE DESIGNS, INC.
                                              (Registrant)


Date:    August 14, 1997                       /s/  Roland W. Fink
         ---------------                            ----------------------------
                                                    Roland W. Fink, President