Form 10QSB
period 1997-09-30
JEWELNIQUE DESIGNS INC
filed 1997-11-14
CIK 1041771

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 1997
                                 ------------------

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

Yes        X           No
     --------------        -------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 1997: Common Stock, 408,000 Shares

     Traditional Small Business Disclosure Format (check one):

Yes           No    X
     -----        -----

                            JEWELNIQUE DESIGNS, INC.
                                   Form 10-QSB

                               September 30, 1997

                                      INDEX

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - September 30, 1997 ..............................   3

         Statement of Operations - For the Three Months Ended September
           30,  1997  and the  period  March  6,  1997  (Inception)  to
           September 30, 1997.............................................   4

         Statement of Cash Flows - For the
           Period March 6, 1997 (Inception)
           to September 30, 1997..........................................   5

         Notes to Financial Staements ...................................    6

Item 2.  Management's Discussion and Analysis
           or Plan of Operation ..........................................   7

PART II -- OTHER INFORMATION  ............................................   8

PART I - FINANCIAL INFORMATION.

Item 1.  Financial Statements.


                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                            As of September 30, 1997


                                     ASSETS
                                     ------

Current Assets:

         Cash                                                          $  1,338

Other Assets:

         Organization costs, less accumulated
             amortization of $56                                            444
                                                                       --------

         Total Assets                                                  $  1,782
                                                                       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Shareholders' Equity:

         Preferred Stock, par value $0.01,
           10,000,000 shares authorized, none issued
           and outstanding                                             $   --

         Common stock, par value $0.001,
           100,000,000 shares authorized, 408,000
           issued and outstanding                                           408

         Additional paid-in capital                                      17,887

         Accumulated deficit                                            (16,513)
                                                                       --------

                  Total Shareholders' Equity                              1,782
                                                                       --------

                  Total Liabilities and Shareholders' Equity           $  1,782
                                                                       ========

    The accompanying notes are an integral part of the financial statements.

                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

              For the Three Months Ended September 30, 1997 and the
             period March 6, 1997 (Inception) to September 30, 1997


                                           Three Months        March 6, 1997
                                               Ended            (Inception)
                                         September 30,1997  to September 30,1997
                                         -----------------  --------------------

REVENUES                                      $    --          $    --


COSTS AND EXPENSES:
   Amortization                                      25               56
   Legal and professional fees                    1,250           15,705
   Other                                            684              829
                                              ---------        ---------
                                                  1,959           16,590
                                              ---------        ---------

         Loss from Operations                    (1,959)         (16,590)

Interest Income                                      41               77
                                              ---------        ---------

         Loss before Income Taxes                (1,918)         (16,513)

Income Tax Benefit                                 --               --
                                              ---------        ---------

         Net Loss                             $  (1,918)       $ (16,513)
                                              =========        =========


Loss per Share                                $    --          $   (0.04)
                                              =========        =========

Weighted Average Number of Common
and Common Equivalent Shares
Outstanding                                     408,000          408,000
                                              =========        =========





    The accompanying notes are an integral part of the financial statements.

                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

         For the period March 6, 1997 (Inception) to September 30, 1997

RECONCILIATION OF NET LOSS TO NET CASH
   FLOWS USED IN OPERATING ACTIVITIES:

         Net loss                                                      $(16,513)
         Amortization                                                        56
         Stock issued for services                                        2,320
                                                                       --------
                  Net Cash Used in Operating Activities                 (14,137)
                                                                       --------


INVESTING ACTIVITIES:
         Organization Costs                                                (500)
                                                                       --------
                  Net Cash Used in Investing Activities                    (500)
                                                                       --------


FINANCING ACTIVES:
         Proceeds from sale of common stock,

           less related expenses of $ 4,025                              15,975
                                    -------                            --------
                  Net Cash Provided by Financing Activities              15,975
                                                                       --------
Increase in Cash                                                          1,338

Cash, beginning of period                                                  --
                                                                       --------
Cash, end of period                                                    $  1,338
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

     The information included in these financial statements includes all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to a fair presentation of the financial statements for the periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto for the period from inception March 6, 1997 to March 31, 1997 included in the Company's Registration Statement on Form 10-SB filed July 1, 1997.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (March 6, 1997) through September 30, 1997, the Company had no income from operations and operating expenses aggregating $16,590. The Company proposes to engage in business in the design, manufacture, marketing and wholesale distribution of a specialized line of jewelry products. Management expects that the Company's proposed product line will initially be distributed to boutiques, hair salons, beauty supply stores, department stores, and children's stores. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.


Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     At September 30, 1997, the Company had assets totaling $1,782 and no liabilities. Since the Company's inception, it has received $20,000 in cash contributed as consideration for the issuance of shares of Common Stock.

     The Company has no potential capital resources at this time. The Company believes that in order to continue in business beyond the next twelve months it will be required to raise additional capital.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgements against the Company.


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


Item 4. Submission of Matters to a Vote of Security Holders.


     No matter was submitted to a vote of the Company's shareholders, by the means of the solicitation of proxies or otherwise, during the quarter ended September 30, 1997, covered by this report.


Item 5. Other Information.


     There is no information with respect to which information is not otherwise called for by this form.


Item 6. Exhibits and Reports on Form 8-K.


(a)  Index to Exhibits

     There are no exhibits  required to be furnished  by Item 601 of  Regulation
S-B.

     (b) Reports on Form 8-K



     No reports on form 8-K were filed during the quarter ended September 30, 1997, for which this report is filed.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf, thereunto duly authorized.







                                                  JEWELNIQUE DESIGNS, INC.
                                                       ( Registrant)


Date:     November 13, 1997                       /s/  Roland W. Fink
         ------------------                       ------------------------------
                                                  Roland W. Fink, President