Form 10QSB/A
period 1997-06-30
JEWELNIQUE DESIGNS INC
filed 1997-11-28
CIK 1041771

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   Form 10-QSB/A

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
                                                                       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Shareholders' Equity:
         Preferred Stock, par value $0.01,
           10,000,000 shares authorized, none issued
           and outstanding                                             $   --
         Common stock, par value $0.001,
           100,000,000 shares authorized, 408,000
           issued and outstanding                                           408
         Additional paid-in capital                                      17,887
         Accumulated deficit                                            (14,595)
                                                                       --------
                  Total Shareholders' Equity                              3,700
                                                                       --------

                  Total Liabilities and Shareholders' Equity           $  3,700
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


                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                For the Three Months Ended June 30, 1997 and the period March 6, 1997 (Inception) to June 30, 1997


                                                     Three Months    March 6, 1997
                                                        Ended         (Inception)
                                                     June 30,1997   to June 30,1997
                                                     ------------   ---------------

REVENUES                                             $    --          $    --


COSTS AND EXPENSES:
   Amortization                                             25               31
   Legal and professional fees                           3,450           14,455
   Other                                                    95              145
                                                     ---------        ---------
                                                         3,570           14,631
                                                     ---------        ---------

         Loss from Operations                           (3,570)         (14,631)

Interest Income                                             36               36
                                                     ---------        ---------

         Loss before Income Taxes                       (3,534)         (14,595)

Income Tax Benefit                                        --               --
                                                     ---------        ---------

         Net Loss                                    $  (3,534)       $ (14,595)
                                                     =========        =========


Loss per Share                                       $   (0.01)       $   (0.04)
                                                     =========        =========

Weighted Average Number of Common
and Common Equivalent Shares
Outstanding                                            408,000          408,000
                                                     =========        =========





    The accompanying notes are an integral part of the financial statements.



                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

            For the period March 6, 1997 (Inception) to June 30, 1997

RECONCILIATION OF NET LOSS TO NET CASH
   FLOWS USED IN OPERATING ACTIVITIES:

         Net loss                                                      $(14,595)
         Amortization                                                        31
         Stock issued for services                                        2,320
                                                                       --------
                  Net Cash Used in Operating Activities                 (12,244)
                                                                       --------


INVESTING ACTIVITIES:
         Organization Costs                                                (500)
                                                                       --------
                  Net Cash Used in Investing Activities                    (500)
                                                                       --------


FINANCING ACTIVITIES:
         Proceeds from sale of common stock,

           less related expenses of $ 4,025                              15,975
                                                                       --------
                  Net Cash Provided by Financing Activities              15,975
                                                                       --------
Increase in Cash                                                          3,231

Cash, beginning of period                                                  --
                                                                       --------

Cash, end of period                                                    $  3,231
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

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (March 6, 1997) through June 30, 1997, the Company had no income from operations and operating expenses aggregating $14,631. The Company proposes to engage in business in the design, manufacture, marketing and wholesale distribution of a specialized line of jewelry products. Management expects that the Company's proposed product line will initially be distributed to boutiques, hair salons, beauty supply stores, department stores, and children's stores. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.


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


Item 6. Exhibits and Reports on Form 8-K.


     (a) Index to Exhibits.

                                                               Exhibit Number
                                                               As Listed in
                                                               Document
                                                               Incorporated by
 Exhibit No.            Description                            Reference
 -----------            -----------                            ----------------



  Ex-3(i)*              Articles of Incorporation of Blue                 2.1
                        Mountain Capital, Inc., filed
                        March 6, 1997



Ex-3(iii)               Articles of Amendment to the Articles of          2.2
                        Incorporation of Blue Mountain Capital, Inc.,
                        Filed June 20, 1997



Ex-3(ii)                Bylaws of Blue Mountain Capital, Inc              2.3



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







                                              JEWELNIQUE DESIGNS, INC.
                                              (Registrant)


Date:   November 20, 1997                     /s/  Roland W. Fink
        -----------------                          ----------------------------
                                                   Roland W. Fink, President