Form 10KSB
period 1997-12-31
JEWELNIQUE DESIGNS INC
filed 1998-03-26
CIK 1041771

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

     For the transition period from _______________ to ________________

     Commission file no. 33-41809-D

                            Jewelnique Designs, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Colorado                                                84-1385900
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         2449  Lyric  Avenue
      Los  Angeles,  California                                      90027
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (213) 660-8665

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
      Title of each class                                  which registered

None
-----------------------------                          -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes  X  No
                                                                    -----  -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $-0-

     Of the 408,000 shares of voting stock of the registrant issued and outstanding as of March 19, 1998, 144,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business.

     (a) Business Development.

     Jewelnique Designs, Inc., formerly Blue Mountain Capital, Inc. (hereinafter referred to as the "Company" or "JDI"), was organized under the laws of the State of Colorado on March 6, 1997. The name of the Company was changed to "Jewelnique Designs, Inc.," on June 20, 1997. The Company's executive offices are presently located at 2449 Lyric Avenue, Los Angeles, California 90027, and its telephone number is (213) 660-8665.

     The Company has generally been inactive, having conducted no business operations except organizational and fund raising activities since its inception. JDI received gross proceeds in the amount of $20,000 from the sale of a total of 80,000 shares of common stock, $.001 par value per share (the "Common Stock"), in an offering conducted pursuant to Section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D promulgated thereunder.

     See (b) "Business of Issuer" immediately below for a description of the Company's proposed business of designing, manufacturing, marketing and distributing a specialized line of jewelry products through, primarily, boutiques, hair salons, beauty supply stores, department stores and children's stores. As of the date hereof, the Company has no jewelry products available for distribution.

     (b) Business of Issuer.

General

     Since its inception, the Company has conducted no business operations except for organizational activities and an offering of Common Stock pursuant to which it has received gross offering proceeds in the amount of $20,000. Further, the Company has had no employees since its organization. It is anticipated that the Company's executive officers and directors who, except for one lump-sum consulting fee received by two such persons, have served in those positions without compensation through the date hereof, will receive reasonable salaries for services as executive officers at such time as the Company commences business operations. (See Part I, Item 6., "Executive Compensation - Executive Compensation.") The Company's executive officers and/or directors will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. (See Part I, Item 5. "Directors, Executive Officers, Promoters and Control Persons - Executive Officers and Directors.") The Company has no plans to employ any individuals except its three executive officers on a part-time basis for the foreseeable future. The Company proposes to engage in business as a designer, manufacturer and distributor of a specialized line of jewelry products which, except for the design of the "Face Jewel," JDI's initial proposed product, which has not yet been developed and which is intended to be marketed, primarily, through boutiques, hair salons, beauty supply stores, department stores and children's stores to a target market comprised of young adults and children, especially, whose tastes in jewelry are expected to be characterized by a desire for unique, different or unusual designs and products at moderate prices. As of the date hereof, JDI has no jewelry products available for distribution, although the Face Jewel is in the design stage.

     The following discussion of the jewelry business, as it relates to the Company's business objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations in the jewelry business and, in addition thereto, is able to generate significant profits from operations (which are not expected in the foreseeable future) and/or additional financing to continue in business and/or fund the anticipated growth, assuming JDI's proposed product line is successful. There can be no assurance such financing can be obtained or that the Company's proposed product line will be successful. While each of Messrs. Roland W. Fink and Kendall L. Dorsett, executive officers, directors and owners together of approximately 62.7% of the outstanding common stock of JDI, has over twenty years of business experience, having co-founded, managed, been employed by and retained as consultants to a variety of companies, neither individual has any specific experience or expertise in the jewelry business. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     Mr. Kendall L. Dorsett, JDI's Secretary/Treasurer, and Ms. Suzanne Sorensen, Executive Vice President of the Company, have been personal friends for the past approximately seven years. Messrs. Fink and Dorsett decided to pursue the jewelry business via the Company because of the belief that their collective prior business experience and expertise, when combined with Ms. Sorensen's creativity, design capabilities and expertise, experience and contacts in the jewelry business, will enable them to develop a successful jewelry company which will have the advantages of, among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company. The time required to be devoted by each executive officer, including Messrs. Fink and Dorsett and Ms. Suzanne Sorensen, to manage the day-to-day affairs of the Company is presently estimated to be approximate five to ten hours per week. This time commitment on the part of the Company's executive officers is expected to increase at such time, if ever, as JDI obtains sufficient funding with which to commence jewelry production and employ additional personnel in the areas of jewelry design, product development and/or marketing and customer support.

     The Company will be dependent upon its Executive Vice President, Ms. Suzanne Sorensen, to develop the jewelry designs and products which will be featured in JDI's proposed, specialized jewelry line. Ms. Sorensen has approximately twenty-three years of experience in the jewelry business and has managed Suzanne Designs, a family-owned jewelry business, since approximately 1976. The principal product of Suzanne Designs in recent years, the "Hair Jewel," a unique, elegant, easy-to-use hair accessory made from fine Austrian crystals, fourteen carat gold spirals and other fine materials, has been sold in Nordstrom, Macy's, Dillard's, Bullock's, Accessory Place, Etcetera, Judy's and Casual Corner; in most of the fifty states of the United States and in Japan, Panama, Canada and Mexico; and continues to be re-ordered by customers after nine years since its first availability. Ms. Sorensen's jewelry, clothing and other product designs have been featured in advertisements in major U.S. magazines, newspapers and other publications such as Women's Wear Daily; on television productions, including the Donnie and Marie Show and CBS' The Young and the Restless; and in several Hollywood feature films, including Steve Martin's L.A. Stories and The Addams Family (Part II). The Company intends to use to its advantage Ms. Sorensen's reputation in the jewelry business as a creator of jewelry and other product designs so unique, different and unusual as to readily attract media, even Hollywood's, attention and her creative talents which have, in the past, resulted in continuous developments of new jewelry designs and products available to consumers at moderate prices in an industry dominated by mass merchandisers of inexpensive, unimaginative jewelry products and fine jewelers whose high-end products are so costly as to be unavailable to consumers of moderate means. Nevertheless, while Ms. Sorensen's jewelry designs have been successful in the past, their can be no assurance that her designs for JDI's proposed product line, including the Face Jewel, will be successful since the popularity of any design is largely a measure of subjective public reaction. Further, the Company has very limited financial, personnel and other resources and lacks a customer base and market recognition. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     Ms. Sorensen may be subject to direct conflicts of interest, because of her position as an executive officer of JDI and her management position with Suzanne Designs, with regard to opportunities in the jewelry and accessories businesses which come to her attention and concerning any possible business dealings between JDI and Suzanne Designs. In any instance where such a conflict may arise, the Company intends to employ certain safeguards, such as ensuring that any agreement between the Company and Suzanne Designs conforms with standard industry practice, if any, in the western United States and is fair and reasonable to the Company. For example, if JDI produced a jewelry product using designs developed by Suzanne Designs and the Company entered into an agreement with Suzanne Designs providing for Suzanne Designs to receive a royalty on each such product manufactured and sold by the Company, the Board of Directors of the Company would take action to ensure that any royalty paid to Suzanne Designs would not exceed the royalty, if any, customarily paid to product designers in the western United States. Further, Ms. Sorensen has agreed, should she be elected to the Board of Directors of JDI at any time in the future, that she will abstain from voting as a member of the Board of Directors on any such agreement in which Suzanne Designs is a party or has an interest or with regard to any business opportunity which may be attractive to both companies. The Company's Amended Articles of Incorporation provide that any such related party contract or transaction must be authorized, approved or ratified at a meeting of the Board of Directors by sufficient vote thereon by directors not interested therein or the contract or transaction must be fair and reasonable to the Company. Accordingly, it is possible for the Company's Board of Directors, by vote of a sufficient number of disinterested members thereof, to authorize, approve or ratify a related party contract or transaction or business opportunity involving Suzanne Designs which is unfair and/or unreasonable to the Company, even though Ms. Sorensen abstains from voting thereon. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors" - 10. "Conflicts of Interest.")

Business Strategy

     The Company's business strategy, which is dependent upon its obtaining sufficient financing with which to implement its business plan, is to provide a specialized line of jewelry products and other fashion accessories to retailers who target consumers, especially young adults and children, seeking unique, different or unusual jewelry at moderate prices, as opposed to fine jewelry, and who are willing to purchase jewelry and accessories at frequent intervals as fashions and styles change. Management has made a conscious decision at this time not to develop a line of traditional jewelry products which would force JDI into direct competition, immediately, with the numerous large and small manufacturers already established in the industry, many of which have substantial resources and numerous other significant competitive advantages as compared to the Company. However, depending upon the commercial success, no assurance of which can be made, of the "Face Jewel," JDI's initial proposed product, and specialized designs for other items of jewelry proposed to complete a line of similar such unique, different or unusual products, the Company may in the future develop a line of traditional jewelry if business conditions appear to provide a niche or other opportunity in the traditional jewelry market which management believes JDI could successfully exploit.

     To accomplish this strategy and to stay abreast of changing styles and tastes, design and marketing personnel anticipated to be employed by the Company, assuming that sufficient operating capital becomes available, are expected to work closely with suppliers, distributors and customers and continually participate in jewelry fairs, trade shows and other industry forums. JDI expects to introduce numerous designs and variations of those designs in order to extend the length of time each design is marketable. In addition, the Company plans to develop a sophisticated computerized system to track, and to continuously engage in market research in order to monitor, new market trends, seasonality factors and other critical information deemed relevant to JDI's business.

     Management hopes, in the event that JDI achieves commercial success initially, to increase the Company's domestic market penetration and product lines through selected acquisitions. Such acquisitions could include both jewelry and non-jewelry businesses which could complement and be integrated into the Company's product lines and/or operations. Management believes that, in the current international trade environment, expansion into markets such as the Canadian, Latin American and Asian markets, could be especially attractive. However, foreign markets present certain unique challenges and risks, and there could be no assurance that JDI, even if it were to be successful in establishing foreign markets, could be expected to be successful in profitably penetrating these potential markets.

Proposed Product Line

     Ms. Suzanne Sorensen, the Executive Vice President of the Company, has managed Suzanne Designs, a family jewelry business, since 1976. In recent years, the principal product of Suzanne Designs has been the "Hair Jewel," a unique, elegant, easy-to-use hair accessory that works equally well in long, short, normal or very fine hair. The Hair Jewel is suitable for evening wear, and can be used to hold the hair up; hold the hair back; decorate braids or sweeps; or help spike the hair for the "punkier" look. The Hair Jewel is made from the finest Austrian Crystals, fourteen carat gold spirals and other fine materials. The product has sold in Nordstrom, Macy's Dillard's, Bullock's, Asccessory Place, Etcetera, Judy's and Casual Corner, and continues to be re-ordered by customers since it first became available approximately nine years ago. The product has been sold in most of the fifty states of the United States and in Japan, Panama, Canada and Mexico. Ms. Sorensen has designed elegant, black tassel, Austrian Crystal earrings featured in Women's Wear Daily and the eagle-feather jackets and long-feather earrings worn on the Donnie and Marie Show. Her designs have also been featured on CBS' The Young and the Restless and in several Hollywood feature films, including Steve Martin's L.A. Stories and the Addams Family (Part II).

     JDI intends to develop a line of specialized jewelry products and other accessories similar, from the standpoint of novelty, moderate price and appeal to youthful consumers, to that marketed and distributed by Suzanne Designs. Along these lines, Ms. Sorensen has developed a design for the "Face Jewel," a novel, elegantly sculpted earring that extends daringly out onto the face, accentuating the graceful line of a woman's cheek. Management anticipates that the Company's first product will be the Face Jewel currently under development, while its ultimate product line, proposed to be developed from this initial product, would include earrings, necklaces, bracelets, rings, pendants, pins, brooches, ankle jewelry and decorations for other areas of the body or for clothing, each of a unique or unusual design, hoped to be attractive to consumers, particularly young adults and children, seeking to adorn themselves other than with traditional jewelry. JDI's proposed products, including the Face Jewel, are expected to be sold, primarily, through boutiques, hair salons, beauty supply stores, department stores and children's stores.

     Management is unable at this time to forecast with any degree of certainty the average price or wholesale or retail price range of the Company's products; however, JDI intends to design its products so that the retail prices will be considered "moderate" by the Company's target markets.

Marketing and Distribution

     The Company presently anticipates that the Face Jewel, together with the other proposed products in its product line presently under development, will be sold through the same distribution channels that Suzanne Designs' "Hair Jewel" is currently being distributed, including, principally, boutiques, hair salons, beauty supply stores, department stores and children's stores. Company management hopes, but cannot assure, that JDI's proposed products will eventually attract the attention of retail jewelry stores, mass merchandisers, catalog showrooms, high-volume retailers, major discounters and specialty marketers such as home shopping networks, direct marketers and mail order companies as well. The Company intends to compete, assuming that it is successful in obtaining sufficient financing with which to commence jewelry production, primarily on the basis of its unique designs and by offering quality products at modest prices in combination with marketing and customer support services, and not solely on the basis of price.

     Management anticipates that its primary marketing efforts will be in the areas of product design and customer support services, calculated to assure JDI's timely response to fashion trends, quality products, favorable pricing and accurate inventory control for the Company's customers. The Company's proposed products are intended to be marketed, for the most part, through independent third party sales representatives. However, the Company expects that it will maintain a small sales force as well, which would be expected to work closely with third party representatives and customers, as well as JDI's design, product development and marketing support personnel proposed to be employed if adequate financing becomes available. The Company believes that by utilizing independent third party representatives, primarily, it will be able to penetrate additional markets at a minimal cost and without the overhead associated with a large sales force.

     The Company's ability to develop and market its Executive Vice President's designs is, of course, dependent upon management's ability to obtain the necessary financing, of which there can be no assurance. Assuming the availability of adequate funding, JDI intends to stay abreast of changing styles and market tastes by ensuring that its design and product development personnel work closely with suppliers, independent sales representatives and customers; participating in jewelry fairs, trade shows and other industry forums; and generating new designs and variations on earlier designs to remain competitive. JDI does not anticipate obtaining long-term contracts with any distributors or customers, but management believes that the loyalty of its distributors and customers, if once obtained, could be maintained through product designs and development which timely reflect fashion trends and changes and providing them with proper marketing and customer support.

Competition

     The jewelry industry in the United States is highly fragmented, with little significant brand name recognition or customer loyalty. Selection is generally a function of design appeal, preceived high value and quality in relation to price. Jewelry stores alone account for an estimated $15 billion in annual sales in the United States. Retail jewelry sales have historically increased at a rate surpassing the inflation rate. This increase is primarily attributable to the increasing disposable income of women in the United States as more and more women, the largest group of jewelry purchasers, enter the workforce and achieve higher salaries and more responsible positions. Working women are often responsible for the purchase of jewelry by teenagers and children as well. The rise in the number of women in the workforce has also increased the overall demand for women's clothing and accessories of all types, including jewelry.

     While JDI expects to compete on the basis of the uniqueness of its designs, its reputation among customers as a quality provider of products in tandem with marketing and customer support services, and, to a lesser extent, on the basis of price, its opportunity to obtain customers may be limited by its financial and other resources. In this regard, many of the companies and other organizations with which the Company will be in competition are established and have far greater resources, substantially greater experience and larger staffs than the Company expects to have for the foreseeable future. Additionally, many of these companies and organizations have proven operating histories, which the Company lacks.

     While the competition may, among other things, "knock off" the Company's designs, offer a wider selection of products, undercut JDI's prices and employ any number of other strategies and tactics against the Company, management hopes that the Company's unique designs, which are expected in many cases to be proprietary and/or copyrighted, together with its anticipated close relationship with its customers, vendors and distributors, will enable it to maintain a competitive position in the specialized jewelry and accessory market segment. The Company further believes, but cannot assure, that its net profit margins will be equal to, or in excess of, many of its competitors and that its capital costs will be lower. Therefore, although competition is expected to be intense, management hopes to position the Company strategically in the jewelry industry.

Seasonality

     The jewelry business is highly seasonal in general, with the fourth calendar quarter (which includes the Christmas shopping season) historically contributing the highest sales of any quarter during the year. Nevertheless, seasonality cannot be predicted because of customer promotions and special events which may occur throughout the year. Management intends that the Company participate in promotions and other events conducted by retailers at times of the year other than Christmas, and conduct similar such special events and promotions and take other measures to minimize the impact of seasonality on its business to the extent possible.

Purchasing, Manufacturing and Assembly

     At least initially, the Company intends to purchase most of its jewelry and accessories in an assembled state from suppliers located inside the United States. At most, management expects that the Company will be required to perform a minimal amount of light assembly of the items received into jewelry and accessory products. Management expects to purchase jewelry from a number of suppliers based on quality, pricing and available quantities. While purchases of materials are expected to be made from a relatively small number of suppliers, the Company believes, but cannot assure, that there will be numerous alternative sources for all materials, and that the failure of any principal supplier(s) would not have a material adverse effect on operations or JDI's financial condition. The Company does not expect to experience any difficulty in securing product.

     Management expects manufacturing and assembly operations conducted by the Company to be limited primarily to designing jewelry and other accessories, and some light assembly of products. Upon completing a design, depending upon the nature of the product, the Company will either purchase the materials and subcontract the manufacture or assembly of the product, or provide such design to its suppliers which will purchase the raw materials and manufacture the product or subcontract for its manufacture. Management believes that the use of third party manufacturers will enable the Company to substantially shift the risk and capital cost of manufacturing to the third party. Depending upon the availability of funding, the Company has preliminary plans to maintain a light manufacturing and assembly operation in the United States for the purpose of producing prototype designs and to fulfill custom orders for specialized products and short-run orders required to be shipped within several days of the order date. While JDI may in the future establish its own manufacturing operations and facilities if substantial savings in the cost of inventory appears likely and the necessary capital becomes available, the Company's financial position does not permit management to consider such a course of action at this time.

Employees and Consultants

     The Company has had no employees since its organization. Except for a lump sum consulting fee received by each of Messrs. Roland W. Fink and Kendall L. Dorsett, JDI's executive officers and directors, including Messrs. Fink and Dorsett and Ms. Suzanne Sorensen, have served in those positions without compensation through the date hereof. Messrs. Fink and Dorsett were compensated for certain specialized services, including the preparation of a business plan and the performance of certain financial consulting services, commonly performed by outside consultants, despite their positions as executive officers and directors of JDI, because the Company does not presently have the financial capability to pay management salaries or retain outside consultants on an ongoing basis. It is anticipated that at such time, if ever, as the Company's financial position permits, assuming that JDI is successful in raising adequate funding through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Messrs. Fink and Dorsett and Ms. Sorensen and any other executive officers the Company may employ, will receive appropriate compensation, in addition to salaries, which may include bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of the Company. Additionally, directors may receive fees for their attendance at meetings of the Board of Directors of the Company. While JDI may retain consultants to perform services for the Company in the future, it does not intend to retain members of management or other affiliated person(s) in this capacity or pay consulting fees to any such person(s).

Facilities

     The Company maintains its offices rent free at the home of its Executive Vice President located at 2449 Lyric Avenue, Los Angeles, California 90027. Its telephone number is (213) 660-8665. The Company anticipates that it will have continued use of the Executive Vice President's home on a rent-free basis for the foreseeable future and that this arrangement will be adequate for the Company's needs while it is in the development stage. Assuming that JDI obtains the necessary additional financing and is successful in implementing its business plan, no assurance of which can be made, the Company will require its own commercial facilities, including sufficient space to establish the intended light assembly operation. In such event, management believes that JDI would be able to locate adequate facilities at reasonable rental rates in the Los Angeles area suitable for its future needs.

     Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

Risk Factors

     1. Development Stage Company. JDI was only very recently organized on March 6, 1997, and, accordingly, is in the early form of development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including undercapitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, most of which are beyond the Company's control. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which the Company will operate. The Company's success depends to a large extent on gauging public tastes in jewelry and accessories and its ability to design products which will capture the public eye and hold the public's attention. There is no guarantee that the Company's proposed products, initially the Face Jewel, will attain the level of popularity necessary for the Company to find a niche in the jewelry industry or achieve profitable operations. There are numerous manufacturers of jewelry and accessories already positioned in the business which are better financed than the Company. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. "Description of Business.")

     2. No Operating History, Revenues or Earnings. As of the date hereof, the Company has not yet commenced operations and, accordingly, has received no operating revenues or earnings. Since inception, most of the time and resources of JDI's management have been spent in organizing the Company, obtaining interim financing and developing a business plan. The Company's success is dependent upon its obtaining additional financing from intended operations or otherwise.

The Company's success in the business of designing, manufacturing, merchandising and distributing unique jewelry and accessory products on a wholesale basis is dependent upon the receipt of profits from operations, which are not expected for the foreseeable future, and/or additional financing to enable the Company to continue in operation. There is no assurance that JDI will be able to obtain additional debt or equity financing from any source. The Company, during the development stage of its operations, can be expected to sustain substantial operating expenses without generating any operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the foreseeable future, unless the Company attains profitable operations, which is not anticipated, the Company's financial statements will show an increasing net operating loss. (See Part I, Item 1. "Description of Business.")

     3. Minimal Assets, Working Capital and Net Worth. As of December 31, 1997, the Company's total assets in the amount of $499 consisted of the sum of $80 in cash and $419 in organization costs. As a result of its having minimal assets and a net loss from operations in the amount of $17,796 as of December 31, 1997, the Company has very minimal net worth presently. Further, JDI's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Messrs. Roland W. Fink and Kendall L. Dorsett, executive officers and/or directors of JDI, each contributed services valued by them at $128 (a total of $256) in consideration for 128,000 shares of the Company's Common Stock received by each. Additionally, Patricia Cudd, Esq., received an aggregate of 64,000 shares of Common Stock in consideration for her performance of legal services for JDI valued at $64. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation, without an infusion of capital, after the expiration of a period of six months to one year from the date hereof. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest in its revenues, if any. (See Part I, Item 1. "Description of Business.")

     4. Need for Additional Capital; Going Concern Qualification Expressed by Auditor. Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of the period of six months to one year from the date hereof. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. JDI's independent certified public accountant has expressed this as a "going concern" qualification to the opinion of Janet Loss, C.P.A., P.C., on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, JDI may incur significant unanticipated expenditures which deplete its capital at a more rapid rate because of, among other things, the development stage of its business, its limited personnel and other resources and its lack of a customer base and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by the Company beyond those currently contemplated to obtain additional financing and achieve market penetration on a commercial scale in its proposed line of business, i.e., the design, manufacturing, merchandising and wholesale distribution of specialized jewelry and accessory products. JDI has no identified sources for funds, and there can be no assurance that resources will be available to the Company when needed. (See Part I, Item 1. "Description of Business," - (b) "Business of Issuer - Risk Factors" - 10. "Conflicts of Interest.")

     5. Dependence on Management; Directors' Lack of Experience in Jewelry Business. The possible success of the Company is expected to be largely dependent on the continued service of its Executive Vice President, Ms. Suzanne Sorensen, because Messrs. Roland W. Fink and Kendall L. Dorsett, the directors and the other executive officers of JDI, have no experience or expertise in the jewelry business. Virtually all decisions concerning the design and proposed manufacture, marketing and distribution of jewelry and accessories by the

Company will be made or significantly influenced by Ms. Sorensen. She is presently serving as the manager of Suzanne Designs, a closely-held jewelry business owned by her family since 1976, and is required to devote a significant amount of her time to the conduct of that company's business. Ms. Sorensen, Mr. Fink and Mr. Dorsett are expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of JDI. The loss of the services of Ms. Sorensen would adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on the lives of, and has no employment contract or other agreement with, Ms. Sorensen or Messrs. Fink or Dorsett. (See Part I, Item 1. "Description of Business," - (b) "Business of Issuer - Risk Factors" - 10. "Conflicts of Interest.")

     6. No Jewelry or Accessory Products or Customer Base. The Company was only very recently organized. While JDI intends to engage in the design, manufacture, merchandising and wholesale distribution of a specialized line of jewelry and accessory products, the Company's initial proposed product, the "Face Jewel" is only in the design stage and no other jewelry or accessory products are presently being designed or manufactured. Further, the very limited funding currently available to the Company will not permit it to commence business operations in the jewelry industry except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for JDI to continue in business after the expiration of the next six months to one year, will be available. The Company has no customers presently and there can be no assurance that it will be successful in obtaining any customers in the major prospective market segments, including boutiques, hair salons, beauty supply stores, department stores and children's stores, which JDI intends to target for wholesale distribution of its proposed products. JDI does not expect to have long-term contracts with any customers; thus, management believes that the Company must, in order to survive, ultimately obtain the loyalty of large volume purchasers through design and product development which timely reflects fashion trends and changes and proper customer and marketing support. The Company expects to be limited in the number of designers and customer and marketing support personnel it is capable of employing as a result of its limited operating capital. Thus, the Company could be expected to experience substantial difficulty in attracting the high volume customers in the prospective target markets which would enable JDI to achieve commercial viability. The Company will be dependent upon its Executive Vice President, Ms. Suzanne Sorensen, who has approximately twenty-one years of experience in managing her family's jewelry business, to design the Company's proposed jewelry and accessory products; nevertheless, there can be no assurance that designs for such products, including the Face Jewel, will have a chance of achieving popular and commercial success. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Business Strategy; - Proposed Product Line;
- Marketing and Distribution; and - Purchasing, Manufacturing and Assembly.")

     7. No Marketing Organization; Limited Marketing Capability. The Company's success depends in large part upon its ability to identify and adequately penetrate the markets for its potential jewelry and accessory products. As compared to JDI, which lacks the financial, personnel and other resources required to compete with its larger, better-financed competitors, virtually all of the Company's competitors have much larger budgets for marketing, advertising and promotion. Except for its Executive Vice President, JDI presently has no design, product development, marketing or customer support personnel whatsoever and, accordingly, management expects that the Company's products will be marketed, for the most part, through third party independent sales representatives. Depending upon the level of funding obtained by the Company, management believes, without assurance, that it will be possible for JDI to attract qualified personnel in the areas of jewelry design, product development and marketing and customer support to work closely with both the third party sales force and with the suppliers and customers and to participate in jewelry fairs. However, in the event that only limited funds are obtained, the Company anticipates that its limited finances and other resources may be a determinative factor in the decision of any prospective employee as to whether to become employed by JDI. Until such time, if ever, as the Company is successful in attracting and employing capable design, product development, marketing and customer support personnel, it intends to rely upon the judgment and conclusions of its Executive Vice President based upon her knowledge and experience gained in managing a family-owned jewelry business, relative to the Company's needs for marketing and related expertise in these areas. However, the fact that neither Mr. Fink nor Mr. Dorsett, executive officers and directors of JDI, has any specific experience in the jewelry industry may adversely impact the Company's chances for success. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Marketing and Distribution.")

     8. High Risks and Unforeseen Costs Associated with JDI's Entry into the Jewelry Business. There can be no assurance that the design, manufacturing, merchandising, distribution and other costs incurred by JDI will not be significantly greater than those estimated by Company management. Therefore, the Company may expend significant unanticipated funds or significant funds may be expended by JDI without the development of commercially viable jewelry or accessory products or customer or marketing support services. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect the Company. Further, unfavorable general economic conditions and/or a downturn in consumer confidence has in the past had, and could be expected in the future to have, an adverse effect on consumer spending preferences which could, in turn, adversely affect the Company's business. Additionally, competitive pressures and changes in customer mix, among other things, which management expects the Company to experience in the uncertain event that it achieves commercial viability, could reduce the Company's gross profit margin from time to time. Accordingly, there can be no assurance that JDI will be capable of establishing itself in a commercially viable position in the worldwide jewelry distribution market despite the uniqueness of its designs or the modesty of its pricing. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer.")

     9. Dependency on Suppliers and Customers. The Company's ability to manufacture and distribute jewelry on a profitable and timely basis depends, at least initially, upon the availability of jewelry products assembled to management's specifications. There can be no assurance that assembled products will be readily available from numerous sources and/or at prices acceptable to JDI in accordance with management's belief. Further, even if the Company receives sufficient proceeds from equity and/or debt financing or otherwise, thus enabling it to employ the design, manufacturing, marketing and other personnel needed to implement its business plan, it will nevertheless be dependent upon the availability of raw materials, primarily precious metals and gemstones, which management believes, without assurance, to be readily available from numerous suppliers. Increases in the prices of raw materials and/or limitations on the availability of such raw materials may adversely affect JDI's ability to manufacture and distribute jewelry to customers on a timely basis or at prices acceptable to the Company and its customers, if any. Additionally, because a substantial portion of the jewelry products proposed to be distributed by the Company is expected to be purchased from third party suppliers, failure by such suppliers to deliver jewelry on a timely basis and increases in the costs charged by such suppliers could adversely affect the Company's relationship with its customers. While management hopes to sell products to a large number of customers in a broad range of markets, to the extent that a few large volume customers account for the bulk of its product sales, the loss of any of these customers, or a significant reduction in their orders, could have a material adverse effect on JDI's business. The Company does not anticipate that it will have long-term contracts with its prospective customers. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer Marketing and Distribution; - Purchasing, Manufacturing and Assembly.")

     10. Conflicts of Interest. There are existing and potential conflicts of interest, including time, effort and corporate opportunity, involved in the participation by the Company's executive officers and directors in other business entities and transactions. Ms. Suzanne Sorensen, the Company's Executive Vice President and the manager of Suzanne Designs, an affiliate of the Company, will divide her time and effort between and among the Company, Suzanne Designs and her other business obligations. Accordingly, Ms. Sorensen and/or other members of management of the Company may be subject to direct conflicts of interest and the corporate opportunities doctrine with respect to business opportunities in the jewelry and accessory business which come to their attention. The Company's Amended Articles of Incorporation provide that any related party contract or transaction must be authorized, approved or ratified at a meeting of the Board of Directors by sufficient vote thereon by directors not interested therein or the transaction must be fair and reasonable to the Company. Accordingly, while Ms. Sorensen will abstain from voting on any related party contract or transaction involving Suzanne Designs, it is nevertheless possible for the Company's Board of Directors, by vote of a sufficient number of disinterested members thereof, to authorize, approve or ratify such a contract or transaction even if it is not fair or reasonable to the Company. Ms. Sorensen, who is not presently a director of JDI, has agreed, in the event that she is elected to serve as a director of the Company in the future, that she would abstain from voting on any related party contract or transaction involving Suzanne Designs. Nevertheless, assuming Ms. Sorensen's future election to JDI's Board of Directors and her abstention from voting on any related party contract or transaction in accordance with her agreement, it would still be possible for the Board of Directors of the Company, by a vote of a sufficient number of disinterested directors, to authorize, approve or ratify such a contract or transaction with Suzanne Designs or any other affiliate even if the terms were unfair to the Company or unreasonable.

     Because of existing and/or potential future associations of the Company's executive officers and directors in various capacities with other firms involved in a range of business activities and because of the limited or minimal amount of time and effort which is expected to be devoted to the Company by such persons, there are existing and potential continuing conflicts of interest in their acting as executive officers and/or directors of the Company. None of the executive officers or directors of the Company will be able to devote a significant amount of time or effort to the business and affairs of the Company because of their simultaneous participation in, employment by and/or commitments to other firms involved in a range of business activities. In addition, all of such persons are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities (in addition to Suzanne Designs) engaged in a variety of businesses which are engaged, or may in the future engage, in various transactions, or compete directly, with the Company. Conflicts of interest and transactions which are not at arm's-length may arise in the future because the Company's executive officers and/or directors are involved in the management of any company which transacts business, or competes directly, with the Company. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - General.")

     11. Competition. Competition is intense within the jewelry industry in general and in the specialized jewelry and accessory market segment in which JDI proposes to operate. It is anticipated that the jewelry industry may be subject to changes in the general state of the economy, shifts in the demographic structure, changes in the buying habits of the public, the availability of alternative products and the increased cost of doing business. Further, there may be significant technological advances in the future and the Company may not have adequate creative management and resources to enable it to take advantage of such advances. The Company anticipates that virtually all of its many competitors, both domestic and international, will have substantially greater technical, financial and marketing resources than the Company. While JDI expects to compete on the basis of the uniqueness of its designs, its reputation among customers as a quality provider of products and marketing and customer support services together with its anticipated close relationship with its customers, vendors and distributors and, to a lesser extent, on the basis of price, its opportunity to obtain customers may be limited by its financial resources and other assets. In this regard, many of the companies and other organizations with which JDI will be in competition are established and have far greater financial resources, substantially greater experience and larger staffs than the Company and are expected to offer a wider selection of products than the Company. Additionally, many of such organizations have proven operating histories, which the Company lacks. JDI expects to face strong competition from both such well-established companies and small independent companies like itself. In addition, the Company's proposed business may be subject to decline because of the general state of the economy and generally increasing costs and expenses of doing business, thus further increasing anticipated competition. While management hopes that the Company's proposed products will be well-positioned and competitive under current market conditions, there can be no assurance that any such products will continue to be competitive in the face of changes in product design, changes in fashion and the entry of new competitors into the market. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer Competition.")

     12. Absence of Public Market for Shares. The Company's shares of Common Stock are not registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended (hereinafter referred to as the "Act"). There is no public market for the shares of Common Stock and no assurance that one will develop. Of such shares, 80,000 thereof are "free-trading" because of their issuance to persons unaffiliated with JDI pursuant to the exemption from registration provided by Rule 504 of Regulation D promulgated under Section 3(b) of the Act, and the balance of 328,000 of such shares are "restricted securities." Rule 144 of the Act provides, in essence, that holders of restricted securities for a period of one year after the acquisition thereof from the Company or an affiliate of the Company, may, every three months, sell to a market maker or in ordinary brokerage transactions an amount equal to one per cent of the Company's then outstanding securities. Nonaffiliates of the Company who hold restricted securities for a period of two years may sell their securities without regard to volume limitations or other restriction. Resales of the free-trading shares of Common Stock by "affiliates, control persons and/or underwriters" of JDI, as those terms are defined in the Act, will be subject to the volume limitations described in paragraph (e) of Rule 144. Any transfer or resale of the shares of JDI's Common Stock will be subject, in addition to the Federal securities laws, to the "blue sky" laws of each state in which such transfer or resale occurs. A total of 320,000 shares of the Company's Common Stock were available for resale under Rule 144 commencing on March 6, 1998, and 8,000 shares of the Company's Common Stock will be available for resale under Rule 144 commencing on April 1, 1998. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock. Such sales might also impede future financing by the Company.

     13. No Dividends. While payment of dividends on the Common Stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and the financial condition of the Company, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the Common Stock will be paid by the Company in the foreseeable future. (See Part I, Item 8. "Description of Securities Description of Common Stock - Dividend Policy.")

     14. No Cumulative Voting. The election of directors and other questions will be decided by majority vote. Since cumulative voting is not permitted and one-third of the Company's outstanding shares constitutes a quorum, investors who purchase shares of the Company's Common Stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control the Company. (See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management" and Part I, Item 8. "Description of Securities - Description of Common Stock.")

     15. Control by Present Shareholders. The present shareholders of the Company's outstanding Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management.")

     16. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share (hereinafter referred to as the "Preferred Stock"); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of the Company's Common Stock. The Board of Directors, in its sole discretion, has the power to issue shares of Preferred Stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of Preferred Stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of the Company's Common Stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value or market price of the Common Stock, provided a market exists, and, additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control of the Company. (See Part I, Item 8. "Description of Securities - Description of Preferred Stock.")

     17. No Secondary Trading Exemption. Secondary trading in the Common Stock will not be possible in each state until the shares of Common Stock are qualified for sale under the applicable securities laws of that state or the Company verifies that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in that state. There can be no assurance that the Company will be successful in registering or qualifying the Common Stock for secondary trading, or availing itself of an exemption for secondary trading in the Common Stock, in any state. If the Company fails to register or qualify, or obtain or verify an exemption for the secondary trading of, the Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in the Company's Common Stock, a public market for the Common Stock will fail to develop and the shares could be deprived of any value.

     18. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in Secondary Market. If a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CFR 240.3a51-1 because such shares are issued by a small company; are low priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as a part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

Item 2. Description of Property.


     The  Company's  executive  offices  are located at 2449 Lyric  Avenue,  Los
Angeles, California 90027, and its telephone number is (213) 660-8665. The Company owns no real or personal property.


Item 3. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information.

     There has been no established public trading market for the Common Stock since the Company's inception on March 6, 1997.

     (b) Holders.

     As of March 19, 1998, the Company had twenty-four shareholders of record of its 408,000 outstanding shares of Common Stock.

     (c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company, which is now known as "Jewelnique Designs, Inc.," has conducted no business operations except for organizational and capital raising activities. For the period from inception (March 6, 1997) through December 31, 1997, the Company had no income from operations and operating expenses aggregating $17,796. The Company proposes to engage in business in the design, manufacture, marketing and wholesale distribution of a specialized line of jewelry products. Management expects that the Company's proposed product line will initially be distributed through the identical distribution channels, including boutiques, hair salons, beauty supply stores, department stores and children's stores, presently being utilized to distribute the jewelry products manufactured, marketed and distributed by Suzanne Designs, a closely-held jewelry business owned and operated by the Sorensen family since approximately 1976. However, should JDI achieve commercial success in designing, manufacturing, marketing and distributing a specialized line of jewelry products based upon Ms. Sorensen's unique, different or unusual product designs, the Company expects, but cannot assure, that it would obtain many of its own product distribution channels separate from those of Suzanne Designs. Ms. Suzanne Sorensen, Executive Vice President of JDI, agreed to develop jewelry designs and products for the Company for the following, among other, reasons: (i) because of her belief that a public company could exploit her creative talents, services and business reputation to commercial advantage and (ii) to observe directly whether the perceived advantages of a public company, including, among others, greater ease in raising capital, liquidity of securities holdings and availability of current public information, would translate into greater profitability for a public, as compared to a family-owned, jewelry business.

     Although the Company has extremely limited cash and other assets, its recurring obligations are minimal because its offices are maintained rent-free at the home of the Company's Executive Vice President and the executive officers and directors of the Company satisfy Company obligations from their own resources from time-to-time. If the Company is unable to generate sufficient revenue from operations, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Management expects that it will be necessary for JDI to raise additional funds in the next twelve months in the event that the Company is unable to generate any revenue, or only a minimal level of revenue, from operations. Ms. Sorensen, at least initially, will be solely responsible for developing JDI's jewelry products and designs and, accordingly, the Company does not expect to expend any funds on product research and development. However, at such time, if ever, as sufficient operating capital becomes available, management expects to employ additional design and marketing personnel who are expected to participate continually in jewelry fairs, trade shows and other industry forums. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to JDI's business through the development of a sophisticated computerized system.

     At least initially, the Company intends to purchase most of its jewelry and accessories in an assembled state from suppliers located inside the United States and, at most, management expects that the Company will be required to perform a minimal amount of light assembly of the items received into jewelry and accessory products. Thus, it is not anticipated that JDI will purchase a plant or any significant equipment in the foreseeable future. Depending upon the availability of funding, however, the Company has preliminary plans to maintain a light manufacturing and assembly operation in the United States for the purpose of producing prototype designs and to fulfill custom orders for specialized products and short-run orders required to be shipped within several days of the order date. While JDI may in the future establish its own manufacturing operations and facilities if substantial savings in the cost of inventory appears likely and the necessary capital becomes available, the Company's financial condition does not permit management to consider the acquisition of plant or equipment at this time.

Financial Condition, Capital Resources and Liquidity

     At December 31, 1997, the Company had assets totaling $499 and no liabilities. Since the Company's inception, it has received $20,000 in cash contributed as consideration for the issuance of shares of Common Stock. In March 1997, the Company paid a lump sum consulting fee in the amount of $5,000 to each of Messrs. Roland W. Fink and Kendall L. Dorsett, executive officers and directors of JDI, in consideration for certain specialized services performed for the Company by each individual. These services included the preparation of a business plan for the Company, in the case of Mr. Fink, and, in Mr. Dorsett's case, the performance of certain financial consulting services. The Company paid Cudd & Associates, a law firm of which Patricia Cudd, Esq., is the sole proprietor, the sum of $5,000 in consideration for the performance of certain legal services, including but not limited to passing upon the legality of the Common Stock and certain other matters in connection with this Registration Statement on Form 10-SB. The Company pays a fee in the amount of $250 per month to Fink & Dorsett, a consulting firm owned by Messrs. Fink and Dorsett, in consideration for certain administrative services performed and costs incurred by said firm on behalf of JDI. Messrs. Fink and Dorsett and Ms. Cudd own of record and beneficially 128,000, 128,000 and 64,000 shares, respectively, representing approximately 31.4%, 31.4% and 15.7%, respectively, of the outstanding shares, of the Company's Common Stock. (See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management' and Item 7. "Certain Relationships and Related Transactions.")

     The Company has no potential capital resources.


Item 7. Financial Statements.

     The Financial Statements of Jewelnique Designs, Inc., and Notes to Financial Statements together with the Independent Auditor's Report of Janet Loss, C.P.A., P.C., required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:


                                                                        Page
                                                                        ----

Independent Auditor's Report                                            F-2

Balance Sheet, as of December 31, 1997                                  F-3

Statement of Operations for the Period
   March 6, 1997 (Inception), to December 31, 1997                      F-4

Statement of Stockholders' Equity for the Period
   March 6, 1997 (Inception), to December 31, 1997                      F-5

Statement of Cash Flows for the Period March 6, 1997
   (Inception), to December 31, 1997                                    F-6

Notes to Financial Statements                                           F-7


tem  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
          Financial Disclosure.

     Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention of Janet Loss, C.P.A., P.C., 9101 East Kenyon Avenue, Suite #2000, Denver, Colorado 80237, in May 1997. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Janet Loss, C.P.A., P.C., in May, 1997, through the date hereof.

                            JEWELNIQUE DESIGNS, INC.
                     (Formerly Blue Mountain Capital, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1997


                                                                        Page No.
                                                                        --------

Independent Auditor's Report                                              F-2

Balance Sheet as of December 31, 1997                                     F-3

Statement of Operations for the Period
         March 6, 1997 (Inception) to December 31, 1997                   F-4

Statement of Stockholders' Equity for the Period
         March 6, 1997 (Inception) to December 31, 1997                   F-5

Statement of Cash Flows for the Period
         March 6, 1997 (Inception) to December 31, 1997                   F-6

Notes to Financial Statements                                             F-7

                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                        3525 S. Tamarac Drive, Suite 120
                             Denver, Colorado 80237
                                  303-220-0227

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Jewelnique Designs, Inc.

I have audited the accompanying balance sheet of Jewelnique Designs, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the period March 6, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jewelnique Designs, Inc. (a development stage company) as of December 31, 1997, and the results of its operations and its cash flows for the period March 6, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company is a development stage enterprise, and its ability to continue in business is dependent upon obtaining future financing and the success of future operations, the outcome of which cannot be determined at this time, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 3. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Janet Loss, C.P.A., P.C.
March 16, 1998

                            JEWELNIQUE DESIGNS, INC.
                     (Formerly Blue Mountain Capital, Inc.)
                          (A Development Stage Company)

                                  Balance Sheet

                             As of December 31, 1997

                                     Assets
                                     ------

Current Assets:
         Cash                                                          $     80

Other Assets:
         Organization Costs, less accumulated
           amortization of $81                                              419
                                                                       --------

                  Total Assets                                         $    499
                                                                       ========

                      Liabilities and Stockholders' Equity
                      ------------------------------------


Stockholders' Equity:

         Preferred stock, par value $0.01,
          10,000,000 shares authorized, none
          issued  and outstanding                                      $   --

         Common stock, par value $0.001,
          100,000,000 shares authorized,
          408,000 shares issued and outstanding                             408

         Additional paid-in capital                                      17,887

         Deficit accumulated during
           development stage                                            (17,796)
                                                                       --------

                Total Stockholders' Equity                                  499
                                                                       --------

                  Total Liabilities and Stockholders' Equity           $    499
                                                                       ========



    The accompanying notes are an integral part of the financial statements.

                            JEWELNIQUE DESIGNS, INC.
                     (Formerly Blue Mountain Capital, Inc.)
                          (A Development Stage Company)

                             Statement of Operations

          For the Period March 6, 1997 (Inception) to December 31, 1997


Revenues                                                              $    --

Operating Expenses:
         Amortization                                                        81
         Consulting fees                                                 10,242
         Accounting Fees                                                    450
         Legal fees                                                       2,553
         Printing                                                         1,025
         Transfer agent fees                                                920
         Management fees                                                  2,460
         Miscellaneous                                                      164
                                                                      ---------
           Total Operating Expenses                                      17,895
                                                                      ---------

                  Loss from Operations                                  (17,895)

Interest  Income                                                             99
                                                                      ---------

                  Loss before Income Taxes                              (17,796)

Income Tax Benefit                                                         --
                                                                      ----------

                  Net Loss                                            $ (17,796)
                                                                      =========

Loss per Share:
  Net loss                                                            $   (0.04)
                                                                      =========

    Weighted Average Number of Common
    and Common Equivalent
    Shares Outstanding                                                  408,000
                                                                      =========




    The accompanying notes are an integral part of the financial statements.



                                          JEWELNIQUE DESIGNS, INC.
                                   (Formerly Blue Mountain Capital, Inc.)
                                        (A Development Stage Company)

                                      Statement of Stockholders' Equity

                        For the period March 6, 1997 (Inception) to December 31, 1997


                                                                                    Deficit
                                                                  Additional       Accumulated
                                        Common Stock                Paid-In      During Develop-
                                   Shares           Amount          Capital         ment Stage          Total
                                   ------           ------          -------         ----------          -----

Issuance
of Stock
for Cash                            80,000         $     80         $ 15,895         $   --            $ 15,975

Issuance of
Stock for Services                 320,000              328            1,992             --               2,320

Net Loss for Period                   --               --               --            (17,796)          (17,796)
                                  --------         --------         --------         --------          --------

Balance,
December 31, 1997                  400,000         $    408         $ 17,887         $(17,796)         $    499
                                  ========         ========         ========         ========          ========









                   The accompanying notes are an integral part of these financial statements.

                                                     F-5

                            JEWELNIQUE DESIGNS, INC.
                     (Formerly Blue Mountain Capital, Inc.)
                          (A Development Stage Company)

                             Statement of Cash Flows

          For the Period March 6, 1997 (Inception) to December 31, 1997


Operating Activities:
   Net Loss                                                            $(17,796)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
         Amortization                                                        81
         Stock issued for services                                        2,320
                                                                       --------

                  Net Cash used in Operating Activities:                (15,395)
                                                                       --------

Investing Activities:
         Organization costs                                                (500)
                                                                       --------

         Net Cash used in Investing Activities                             (500)
                                                                       --------


Financing Activities:
         Proceeds from issuance of common stock,
           net of $4,025 in offering expenses                            15,975
                                                                       --------

                  Net Cash provided by Financing Activities              15,975
                                                                       --------

         Net Increase in Cash                                                80

         Cash, Beginning of Period                                         --
                                                                       --------

         Cash, End of Period                                           $     80
                                                                       ========







    The accompanying notes are an integral part of the financial statements.

                            JEWELNIQUE DESIGNS, INC.
                     (Formerly Blue Mountain Capital, Inc.)
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1997


NOTE 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jewelnique Designs, Inc. (the "Company"), a Colorado Corporation, was incorporated March 6, 1997. The Company's purpose is to design, manufacture, market, and distribute a specialized line of jewelry products to be sold primarily through stores.

Development Stage - The Company is a Development Stage Enterprise and has had no operations to date.

Fiscal Year - The Company has elected the calendar year.

Accounting Method - The Company prepares its financial statements under the accrual method of accounting.

Organizational Costs - Costs incurred in organizing the Company are being amortized over a sixty month period.

Public Offering - The Company completed a public offering wherein it sold 80,000 shares of Common Stock for $20,000 under Rule 504 of Regulation D on March 8, 1997. The price per share was fixed arbitrarily by the Board of Directors. Costs associated with the offering of $4,025 have been charged against the proceeds of the offering.

Earnings Per Share - Earnings per share is calculated by dividing the net income or loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. At December 31, 1997 the Company had no options, warrants or any other common equivalents outstanding.

Cash Flow Statement - For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

     There was no cash paid for interest or income taxes during the period ended December 31, 1997.

     Total cash inflows for the period ended December 31, 1997 were $20,099, and total cash outflows for the period were $20,019.

     In non-cash transactions, the Company issued 264,000 shares of common stock to executive officers in exchange for services rendered, and 64,000 shares to an attorney in exchange for services rendered.

Fair Value of Financial Instruments - The carrying amounts of cash, and any accounts receivable, prepaid expenses, accounts payable or accrued expenses approximate their fair value because of the short maturity of these items.

Income Taxes - Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of those assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period plus or minus the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are netted to reflect the tax impact of temporary differences.

     For the partial year ended December 31, 1997 the Company had a net operating loss of approximately $17,000, for which no deferred tax asset was recorded.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - RELATED PARTY TRANSACTIONS

     On March 6,1997 the Company issued 256,000 shares of common stock to executive officers and directors in exchange for services rendered in connection with the formation of the Company, valued by the Board of Directors at $256. On April 1, 1997 the Company issued 8,000 shares of Common Stock to an executive officer in exchange for consulting services, valued by the Board of Directors at $2,000.

     During the period ended March 31, 1997, the Company paid a total of $10,000 in consulting fees to executive officers and directors, which management believes was fair and reasonable.

     The company is paying $250 per month in management fees (plus certain out-of-pocket expenses) to a company owned by its executive officers and directors, and maintains its offices rent free at space provided by an executive officer.


NOTE 3 - UNCERTAINTIES

     The Company is in the development stage. Management believes that in order to execute its business plan and continue in business it will be required to raise additional capital. No potential capital resources exist at this time. Management intends to pursue every available avenue of raising additional debt and/or equity financing, including the public or private sale of securities.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                       Age              Position(s) with Company
----                       ---              ------------------------

Roland W. Fink              42              President and Director

Kendall L. Dorsett          55              Secretary, Treasurer and Director

Suzanne Sorensen            50              Executive Vice President

-------------------

     *Except for Ms. Sorensen, who had no role in founding or organizing the Company, the above-named persons may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Messrs. Fink and Dorsett and Ms. Sorensen will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company. Except as otherwise indicated below, all organizations with which each executive officer and director is or has been previously employed or associated are unaffiliated with the Company.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.


Business Experience

     Roland W. Fink has served as the President and a director of the Company since its inception on March 6, 1997. Since March 1997, Mr. Fink, together with Mr. Dorsett, have been general partners of Fink & Dorsett, Glendale, California, a consulting firm specializing in corporate finance. During the period from October 1995 through March 1997, Mr. Fink was a self-employed consultant performing services of a financial and accounting nature for private and public companies. He was the managing partner of Greenberg & Jackson, a Los Angeles-based certified public accounting firm, from May 1992 through October 1995. Mr. Fink, from 1983 through 1992, served as the Vice President and Controller of WellTech Inc. ("WellTech"), a major Houston-based oil field services commpany. Prior to his tenure with WellTech, Mr. Fink was employed by a "Big Six" accounting firm and a large local accounting firm. He received a B.S. degree in accounting from Manchester College, North Manchester, Indiana, in 1977. He is a certified public accountant.

     Suzanne Sorensen has served as the Executive Vice President of the Company since April 1, 1997. Ms. Sorensen has managed Suzanne Designs, Los Angeles, California, a family-owned jewelry business, where she has been responsible for the design, manufacture, marketing and distribution of a variety of jewelry and other fashion accessory items, since 1976.

     Kendall L. Dorsett has served as the Secretary, Treasurer and a director of the Company since the organization of JDI on March 6, 1997. He has been a general partner, together with Mr. Fink, of Fink & Dorsett, a consulting firm specializing in corporate finance, since March 1997. During the period from January 1995 through March 1997, Mr. Dorsett was semi-retired, engaged in managing his own investments and in part-time commission sales of internet access subscriptions for EarthLink Network, Inc., an internet service provider located in Pasadena, California. From 1990 to January 1995, Mr. Dorsett served as the Vice President of Shareholder Relations for American Technologies Group, Inc., a publicly-held corporation whose securities trade on the Over-the-Counter Bulletin Board under the symbol "ATEG." Prior to 1990, he was a registered representative with a number of New York Stock Exchange-listed brokerage firms, including Shearson Lehman Brothers, Prudential Securities and others. Mr. Dorsett received his B.A. degree in economics from the University of California at Santa Barbara in 1966.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Messrs. Roland W. Fink and Kendall L. Dorsett, Ms. Suzanne Sorensen and Patricia Cudd, Esq., comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31, 1997.


Item 10. Executive Compensation.

     Except for certain shares of the Company's Common Stock issued and sold to each of the three executive officers and/or directors of the Company in consideration for various services performed for the Company by each of them and a lump-sum consulting fee in the amount of $5,000 paid to each of Messrs. Roland
W. Fink and Kendall L. Dorsett and the fee in the amount of $250 per month paid by the Company to Fink & Dorsett, a consulting firm owned by Messrs. Fink and Dorsett, for administrative services performed and costs incurred by said firm on behalf of JDI, no cash or non-cash compensation was awarded to, earned by or paid to any executive officer or director of the Company for all services rendered in all capacities to the Company during the approximate twelve and one-half month period since its inception on March 6, 1997. On March 6, 1997, the Company issued and sold 128,000 shares of Common Stock, representing approximately 31.4% of the total number of shares of Common Stock of the Company outstanding on the date hereof, to each of Messrs. Fink and Dorsett for services rendered in connection with the organization of the Corporation (an aggregate of 256,000 shares of Common Stock). Ms. Suzanne Sorensen, on April 1, 1997, received a total of 8,000 shares of Common Stock, representing approximately 2.0% of the total number of outstanding shares of the Company's Common Stock as of the date hereof, in consideration for certain business consulting services performed by her for the Company. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as JDI commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of Mr. Fink, Ms. Sorensen and Mr. Dorsett for their services in the positions of President, Executive Vice President and Secretary/Treasurer, respectively, of the Company. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company.

     The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any such plans for the foreseeable future.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of March 19, 1998, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                         Amount
   Name and Address of                Beneficially                   Percent of
    Beneficial Owner                     Owned                        Class (1)
    ----------------                     -----                        ---------

Roland W. Fink (2)(3)(4)                128,000                         31.4%
1201 North Pacific Avenue, Suite #104
Glendale, California  91202

Kendall L. Dorsett (2)(3)(4)            128,000                         31.4%
1201 North Pacific Avenue, Suite #104
Glendale, California  91202

Patricia Cudd                            64,000                         15.7%
1120 Lincoln Street, Suite #703
Denver, Colorado  80203

Suzanne Sorensen (2)(3)                   8,000                          2.0%
2449 Lyric Avenue
Los Angeles, California  90027

All Executive Officers and Directors    264,000                         64.7%
as a Group (three persons)

------------------

     (1) Based upon 408,000 shares of the Company's Common Stock issued and outstanding as of March 17, 1998.

     (2) The shareholder is subject to the community property laws of the State of California with regard to his or her ownership of the shares of Common Stock.

     (3) Executive officer of the Company.

     (4) Member of the Board of Directors of the Company.


Item 12. Certain Relationships and Related Transactions.

     On March 6, 1997, the Company issued and sold 128,000 shares of Common Stock to each of Messrs. Roland W. Fink and Kendall L. Dorsett (a total of 256,000 shares of Common Stock), the President and Secretary/Treasurer, respectively, of the Company and record and beneficial owners each of approximately 31.4% of the Company's outstanding Common Stock, in consideration and exchange therefor of services in connection with the organization of JDI valued at $128 (an aggregate of $256) performed for the Company by each such person.

     The Company issued and sold, on March 6, 1997, an aggregate of 64,000 shares of its Common Stock to Patricia Cudd, Esq., the owner of record and beneficially of approximately 15.7% of the Company's outstanding shares of Common Stock and the sole proprietor of Patricia Cudd & Associates, Denver, Colorado, which firm has passed upon the legality of the Common Stock and certain other matters in connection with this Form 10-SB Registration Statement. The shares were issued to Ms. Cudd in consideration for her performance of certain legal services related to the organization of the Company, including the preparation and filing with the Colorado Secretary of State of the Articles of Incorporation of the Company, the preparation of the Company's Bylaws and the preparation of the Minutes of the Organizational Meeting of the Board of Directors of JDI; which services were valued at $64.

     On April 1, 1997, the Company issued and sold a total of 8,000 shares of Common Stock to Ms. Suzanne Sorensen, the Executive Vice President of the Company and the record and beneficial owner of approximately 2.0% of the Company's outstanding Common Stock, as consideration for certain business consulting services performed for the Company relating to, among other things, jewelry design, fabrication and marketing, valued at $2,000.

     Since the Company's inception on March 6, 1997, it has paid a monthly fee in the amount of $250 (plus certain out-of-pocket expenses) to Fink & Dorsett, a consulting firm owned by Messrs. Fink and Dorsett, in consideration for administrative services performed and costs incurred by said firm on behalf of JDI. As of December 31, 1997, management fees paid totaled $2,460. Management believes that the management fees paid by the Company to Fink & Dorsett are lower than fees which would be payable by the Company to unaffiliated third parties for comparable services in the Los Angeles, California, area.


Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

                                                           Exhibit Number As
                                                       Listed in Document Incor-
Exhibit No.             Description                       porated by Reference
--------------------------------------------------------------------------------

   3.1*     Articles of Incorporation of Blue Mountain            2.1
            Capital, Inc., filed March 6, 1997.

   3.2*     Articles of Amendment to the Articles of              2.2
            Incorporation of Blue Mountain Capital, Inc., filed June 20, 1997.

   3.3*     Bylaws of Blue Mountain Capital, Inc.                 2.3

------------------

     *Incorporated herein by reference to the Registration Statement on Form 10-SB of Jewelnique Designs, Inc. (File No. 0-22783), filed with the U.S. Securities and Exchange Commission.

     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JEWELNIQUE DESIGNS, INC.
                                          (Registrant)


Date:  March 19, 1998                     By: /s/ Roland W. Fink
                                             -----------------------------------
                                             Roland W. Fink, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                        Signature                     Title
     ----                        ---------                     -----

March 19, 1998            By: /s/ Roland W. Fink       President and Director
                             -----------------------
                             Roland W. Fink


March 19, 1998            By: /s/ Kendall L. Dorsett   Secretary, Treasurer and
                             -----------------------
                             Kendall L. Dorsett           Director