Form 10QSB
period 1998-03-31
JEWELNIQUE DESIGNS INC
filed 1998-05-08
CIK 1041771

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended   March 31, 1998
                                         --------------

[   ]   Transition report under Section 13 or 15(d) of the Exchange Act



For the transition period from ___________ to ____________

Commission file number   0 - 22783
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

--------------------------------------------------------------------------------
                                 (213) 660-8665
                (Issuer's Telephone Number, Including Area Code)


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
                    May 7, 1998: Common Stock, 428,000 Shares

     Traditional Small Business Disclosure Format (check one):

Yes                  No       X       .
     ------------       --------------

                            JEWELNIQUE DESIGNS, INC.
                                   Form 10-QSB

                                 March 31, 1998

                                      INDEX

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet - March 31, 1998 .............................   3

           Statement of Operations - For the Three Months
             Ended March 31, 1998 and the period March 6, 1997
             (Inception) to March 31, 1997 .............................  4

           Statement of Cash Flows - For the Three Months
             Ended March 31, 1998 and the period March 6, 1997
             (Inception) to March 31,1997...............................  5

           Notes to Financial Statements ...............................  6

Item 2.    Management's Discussion and Analysis
             or Plan of Operation ......................................  7

PART II -- OTHER INFORMATION  ..........................................  8

PART I - FINANCIAL INFORMATION.

Item 1.  Financial Statements.

                            JEWELNIQUE DESIGNS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                              As of March 31, 1998


                                     ASSETS
                                     ------


Current Assets:

         Cash                                                          $    809

Other Assets:

         Organization costs, less accumulated
             amortization of $106                                           394
                                                                       --------

         Total Assets                                                  $  1,203
                                                                       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Shareholders' Equity:

         Preferred Stock, par value $0.01,
           10,000,000 shares authorized, none
           issued and outstanding                                      $   --

         Common stock, par value $0.001,
           100,000,000 shares authorized, 428,000
           issued and outstanding                                           428

         Additional paid-in capital                                      22,867

         Accumulated deficit                                            (22,092)
                                                                       --------

               Total Shareholders' Equity                                 1,203
                                                                       --------

               Total Liabilities and Shareholders' Equity              $  1,203
                                                                       ========

                   The accompanying notes are an integral part
                          of the financial statements.



                                JEWELNIQUE DESIGNS, INC.
                              (A Development Stage Company)

                                 STATEMENT OF OPERATIONS

                   For the Three Months Ended March 31, 1998 and the period March 6, 1997 (Inception) to March 31, 1997


                                                    Three Months       March 6, 1997
                                                       Ended           (Inception)
                                                    March 31,1998    to March 31,1997
                                                    -------------    ----------------

REVENUES                                             $    --             $    --


COSTS AND EXPENSES:
   Amortization                                             25                   6
   Legal and professional fees                           1,925              11,005
   Transfer agent fees                                   1,800                --
   Other                                                   547                  50
                                                     ---------           ---------
                                                         4,297              11,061
                                                     ---------           ---------

         Loss from Operations                           (4,297)            (11,061)

Interest Income                                              1                --
                                                     ---------           ---------

         Loss before Income Taxes                       (4,296)            (11,061)

Income Tax Benefit                                        --                  --
                                                     ---------           ---------

         Net Loss                                    $  (4,296)          $ (11,061)
                                                     =========           =========


Loss per Share                                       $   (0.01)          $   (0.03)
                                                     =========           =========

Weighted Average Number of Common
and Common Equivalent Shares
Outstanding                                            409,333             400,000
                                                     =========           =========



                     The accompanying notes are an integral part
                            of the financial statements.


                                       JEWELNIQUE DESIGNS, INC.
                                    (A Development Stage Company)

                                       STATEMENT OF CASH FLOWS

                           For the Three Months ended March 31,1998 and the period
                                 March 6,1997 (Inception) to March 31, 1997


RECONCILIATION OF NET LOSS TO NET CASH                                 Three Months          March 6, 1997
   FLOWS USED IN OPERATING ACTIVITIES:                                     Ended           (Inception) to
                                                                       March 31,1998         March 31,1997
                                                                       -------------         -------------

         Net loss                                                         $ (4,296)             $(11,067)
         Amortization                                                           25                     6
         Stock issued for services                                            --
                                                                                                     320
         Increase in  accrued management fees                                 --                     210
                  Net Cash Used in Operating Activities                     (4,271)              (10,525)


INVESTING ACTIVITIES:
         Organization Costs                                                   --                    (500)
                                                                          --------              --------
                  Net Cash Used in Investing Activities                       --                    (500)
                                                                          --------              --------

FINANCING ACTIVITIES:
         Proceeds from sale of common stock,
           less related expenses of $ 0 and 4,025, respectively              5,000                15,975
                                                                          --------              --------
                  Net Cash Provided by Financing Activities                  5,000                15,975
                                                                          --------              --------

Increase in Cash                                                               729                 4,950

Cash, beginning of period                                                       80                  --
                                                                          --------              --------

Cash, end of period                                                       $    809              $  4,950
                                                                          ========              ========










                                     The accompanying are an integral part
                                          of the financial statements.

                             JEWELNIQUE DESIGNS, INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  March 31,1998



     Jewelnique Designs, Inc. ("JDI" or the "Company") was formed March 6, 1997 for the purpose of designing, manufacturing, marketing, and distributing a specialized line of unique jewelry products. The Company is in the development stage and has had no operations to date.

     The information included in these financial statements includes all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to a fair presentation of the financial statements for the periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto for the period from inception March 6, 1997 to December 31, 1997 included in the Company's Annual Report on Form 10-KSB filed March 26, 1998.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (March 6, 1997) through March 31, 1998, the Company had no income from operations and an accumulated devicit of $22,092. The Company proposes to engage in business in the design, manufacture, marketing and wholesale distribution of a specialized line of jewelry products. Management expects that the Company's proposed product line will initially be distributed to boutiques, hair salons, beauty supply stores, department stores, and children's stores. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.


Financial Condition, Capital Resources and Liquidity
            ----------------------------------------

     At  March  31,1998,   the  Company  had  assets   totaling  $1,203  and  no
liabilities. Since the Company's inception, it has received $25,000 in cash contributed as consideration for the issuance of shares of Common Stock.

     During the quarter ended March 31,1998, The Company sold for $5,000 20,000 shares of common stock under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933.

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


Item 4. Submission of Matters to a Vote of Security Holders.


     No matter was submitted to a vote of the Company's shareholders, by the means of the solicitation of proxies or otherwise, during the quarter ended March 31, 1998, covered by this report.


     Item 5. Other Information.


     There is no information with respect to which information is not otherwise called for by this form.


Item 6. Exhibits and Reports on Form 8-K.


     (a)  Index to Exhibits

          See attached.

                                                                Exhibit Number
                                                                As Listed in
                                                                Document
                                                                Incorporated by
Exhibit No.     Description                                     Reference
-----------     -----------                                     ---------



Ex-3(i)*        Articles of Incorporation of Blue                    2.1
                Mountain Capital, Inc., filed
                March 6, 1997


Ex-3(iii)       Articles of Amendment to the Articles of             2.2
                Incorporation of Blue Mountain Capital, Inc.,
                Filed June 20, 1997



Ex-3(ii)        Bylaws of Blue Mountain Capital, Inc.                2.3

--------------------------------------------------------------------------------


     * incorporated herein by reference to the Form 10-SB Registration
Statement of Jewelnique Designs, Inc., filed on the Commission's Edgar System on July 1, 1997.



(b) Reports on Form 8-K



     No reports on form 8-K were filed during the quarter ended March 31, 1998, for which this report is filed.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf, thereunto duly authorized.







                                              JEWELNIQUE DESIGNS, INC.
                                                   ( Registrant)


Date:     May 8, 1998                         /s/  Roland W. Fink
         ------------------                   ----------------------------------
                                              Roland W. Fink, President