Form 10KSB
period 1999-12-31
OSTEO SYSTEMS INC
filed 2000-04-11
CIK 1041771

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-KSB

(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999
                          -----------------

[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934

For the transition period from______________ to _________________

Commission file no. 33-41809-D
                    ----------

             Osteo Systems, Inc. (formerly Jewelnique Designs, Inc.)
             -------------------------------------------------------
                 (Name of small business issuer in its charter)

             Colorado                                         84-1385900
             --------                                         ----------
   (State or other jurisdiction                             I.R.S. Employer
 of incorporation or organization)                        (Identification No.)

                2449 Lyric Avenue, Los Angeles, California 90027
                ------------------------------------------ -----
               Address of principal executive offices) (Zip Code)

Issuer's telephone number (323) 660-8665
                          --------------

Securities  registered  under Section  12(b) of the Exchange Act:
Title of each class:  None
Name of each exchange on which registered: Not applicable

Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                          -----------------------------
                                (title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes        No   X
                                                              -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year   None
                                                          ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which such common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.)

                        $1,502,083 as of April 7, 2000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No_____

(Applicable only to corporate registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,150,000 shares, Common Stock, $.001 par value, April 7, 2000

Documents incorporated by reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

PART I

Item 1.  Description of business.

a. Business Development. Osteo Systems, Inc. (hereinafter referred to as the "Company") was incorporated under the laws of the State of Colorado on March 6, 1997 as Blue Mountain Capital, Inc. The Company has generally been inactive and has conducted no business operations since its inception except for organizational and fund raising activities.

     The Company received $20,000 from a public offering under Rule 504 of Regulation D in March 1997 and a further $5,000 thereunder in March 1998.

     The name was changed to Jewelnique Designs, Inc. on June 20, 1997. The Company had hoped to design, manufacture, market and distribute a specialized line of jewelry products.

     On June 17, 1998 the name was changed to Osteo Systems, Inc. and the capitalization was restructured through the cancellation of 223,000 shares and a 30 for one forward stock split. The Company then hoped to develop and commercialize several biotech technologies related to bone healing for medical, dental and surgical applications.

     The above plans were unsuccessful and the Company is presently seeking a merger partner.

b. Business of Issuer. The Company has generally been inactive and has conducted no business operations since its inception except for organizational and fund raising activities. The Company's previous plans were unsuccessful and the Company is presently seeking a merger partner. The Company has no employees at present.

Item 2.  Description of Property.

The Company owns no real or personal property. The Company's limited operations are carried out in the offices of its executive officers at no charge to the Company.

Item 3.  Legal proceedings.

The Company knows of no legal proceeding to which it is a party or to which its property is subject pending, threatened or contemplated or of any judgements against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fiscal years ended December 31, 1999 or 1998 to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

a. Market Information. The Company's shares on traded on the OTC Bulletin Board. The following table shows the high and low bid information for each quarter within the last two fiscal years as reported to the Company by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            High Bid          Low Bid
                                            --------          -------
                  1999:
                  -----
                  First Quarter              $  .375           $   .20
                  Second Quarter                .20                .20
                  Third Quarter                 .50                .1563
                  Fourth Quarter                .1875              .1563

                  1998:
                  -----
                  First Quarter                   --                --
                  Second Quarter                  --                --
                  Third Quarter                1.5625              .45
                  Fourth Quarter                .51                .375

b. The Company has approximately 28 shareholders of record as of April 7, 2000.

c. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

a. Plan of Operation. The Company has generally been inactive and has conducted no business operations since its inception except for organizational and fund raising activities. The Company's previous plans were unsuccessful and the Company is presently seeking a merger partner.

     The Company's auditor has noted in her opinion that there is substantial doubt about the Company's ability to continue as a going concern (see financial statements attached hereto). Management believes that in order to continue in business it will be required to find a merger partner or raise additional capital. No potential capital resources exist at this time. The Company's directors and executive officers have been personally absorbing the cost of maintaining the Company's corporate existence, but there can be no assurance they will continue to do so. Management currently intends to find a merger partner, but there can be no assurance this will occur.

Item 7. Financial Statements. The Financial Statements of the Company for the Years Ended December 31, 1999 and 1998, together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-8 attached and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------

a.   Identify directors and executive officers.

Roland W. Fink, 44. Mr. Fink has been President and a director of the Company since its inception. Since March 1997 Mr. Fink has been a partner in Fink & Dorsett, Glendale, California, a mergers & acquisitions and corporate finance firm. From October 1995 to March 1997 he was proprietor of Fink & Associates, Glendale, California, an accounting and financial consulting enterprise. From May 1992 to October 1995 he was managing executive of Greenberg & Jackson An Accountancy Corporation, Los Angeles, California.

Kendall L. Dorsett, 57. Mr. Dorsett has served as Secretary, Treasurer and a director of the Company since its inception. Since March 1997 he has been a partner in Fink & Dorsett, Glendale, California, a mergers & acquisitions and corporate finance firm. From January 1995 to March 1997 Mr. Dorsett engaged in part-time commission sales for Earthlink Network, Inc., Pasadena, California, an internet service provider, and managed his investments.

Suzanne Sorensen, 52. Ms. Sorensen has served as Executive Vice President of the Company since April 1, 1997. Ms. Sorensen has managed Suzanne Designs, Los Angeles, California, a family-owned jewelry business, since 1976.

b.   Identify significant employees.

None.

c.   Family relationships.

None.

d.   Involvement in certain legal proceedings.

None.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during its most recent two fiscal years, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent two fiscal years, and any written representations received by the Company, the Company has not identified any person who, at any time during the two preceding fiscal years, was a director, officer, beneficial owner of more than ten percent of the Company's outstanding common stock that failed to file on a timely basis any reports required by Section 16(a) during the most recent two fiscal years or any prior years.

Item 10.  Executive Compensation.

None of the Company's executive officers and directors received any compensation, cash or non-cash, during the fiscal years ended December 31, 1999 or 1998. During 1998 the Company paid $1,543 in management fees to a company owned by two of its executive officers and directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of April 7, 2000, regarding the ownership of the Company's common stock by each shareholder known to the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.



                     Name and Address of              Amount and Nature of          Percent
Title of Class         Beneficial Owner                Beneficial Ownership         of Class(3)
--------------        ----------------                 --------------------        ------------
Common            Roland W. Fink(1)(2)                   1,532,640 shares             24.92%
                  1201 N. Pacific Ave., Suite 104
                  Glendale, CA  91202

     "            Kendall L. Dorsett(1)(2)               1,532,640 shares             24.92%
                  1201 N. Pacific Ave., Suite 104
                  Glendale, CA  91202

     "            Patricia Cudd                            767,320 shares             12.47%
                  1120 Lincoln St., Suite 703
                  Denver, CO  80203

     "            Suzanne Sorensen(2)                        8,400 shares              0.14%
                  2449 Lyric Avenue
                  Los Angeles, CA  90027

     "            Grey Point Capital, Inc.                 494,890 shares              8.05%
                  c/o M. Richard Cutler, Esq.
                  610 Newport Center Dr., Suite 800
                  Newport Beach, CA  92660

     "            All directors and executive officers
                  as a group (three persons)             3,073,680 shares             49.98%
--------------------
Footnotes on following page.

                                       7

Footnotes from prior page.

(1)      Member of the Board of Directors of the Company.
(2)      Executive Officer of the Company.
(3)      Based on 6,150,000 shares outstanding as of April 3, 2000.



Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

  Item
 Number                         Description
 ------                         -----------

3.1 Articles of Incorporation of Blue Mountain Capital, Inc., filed March 6, 1997. (1)

3.2 Articles of Amendment to the Articles of Incorporation of Blue Mountain Capital, Inc., filed June 20, 1997. (2)

3.3 Articles of Amendment to the Articles of Incorporation of Jewelnique Designs, Inc., filed June 17, 1998.

3.4      Bylaws of Blue Mountain Capital, Inc. (3)


------------------

(1) Previously filed as Exhibit 2.1 to the registration statement on Form 10-SB12G filed July 1, 1997.

(2) Previously filed as Exhibit 2.2 to the registration statement on Form 10-SB12G filed July 1, 1997.

(3) Previously filed as Exhibit 2.3 to the registration statement on Form 10-SB12G filed July 1, 1997.

(b)      Reports on Form 8-K.

There were no Reports on Form 8-K filed during fiscal 1999 or 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OSTEO SYSTEMS, INC.
                                             (Registrant)

Date:  April 10, 2000                    By:  /s/  Roland W. Fink
                                              ----------------------------------
                                                 Roland W. Fink, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Date                     Signature                       Title

April 10, 2000          By:  /s/  Roland W. Fink          President and Director
                             -------------------
                                  Roland W. Fink

April 10, 2000          By:  /s/  Kendall L. Dorsett      Secretary, Treasurer
                             -----------------------      and Director
                                  Kendall L. Dorsett

                               OSTEO SYSTEMS, INC.
                       (FORMERLY JEWELNIQUE DESIGNS, INC.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1999

                                                                        Page No.
                                                                        --------


Auditor's Report ...................................................      F-2

Balance Sheets as of December 31, 1999 and 1998 ....................      F-3

Statements of Operations for the Years Ended
   December 31, 1999 and 1998 ......................................      F-4

Statements of Stockholders' Equity for the Years Ended
    December 31, 1999 and 1998 .....................................      F-5

Statements of Cash Flows for the Years Ended
    December 31, 1999 and 1998 .....................................      F-6

Notes to Financial Statements ......................................      F-7

                              Janet Loss, CPA, P.C.
                           Certified Public Accountant
                      1780 South Bellaire Street, Suite 500
                                Denver, CO 80222
                                  303-782-0878


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Osteo Systems, Inc.

I have audited the accompanying balance sheet of Osteo Systems, Inc. (formerly Jewelnique Designs, Inc.) (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as a evaluating the overall financial statement preparation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osteo Systems, Inc. (formerly Jewelnique Designs, Inc.) (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise, and its ability to continue in business is dependent upon obtaining future financing and the success of future operations, the outcome of which cannot be determined at this time, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 4. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Janet Loss, CPA, P.C.
April 3, 2000

                               OSTEO SYSTEMS, INC.
                       (FORMERLY JEWELNIQUE DESIGNS, INC.)
                          (A Development Stage Company)

                                 Balance Sheets

                        As of December 31, 1999 and 1998

                                     Assets
                                     ------

                                                   1999               1998
                                                   ----               ----
Other Assets:
Organization Costs, less accumulated
amortization of $281 and $181,
respectively                                       $219               $319
                                                   ----               ----

                  Total Assets                     $219               $319
                                                   ====               ====


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Stockholders' Equity:
Preferred Stock, par value $0.01, 10,000,000
shares authorized, none issued and outstanding   $  --             $  --

Common stock, par value $0.001,
100,000,000 shares authorized,
6,150,000 shares issued and outstanding            6,150             6,150

Additional paid-in capital                        17,145            17,145

Deficit accumulated during development stage     (23,076)          (22,976)
                                                 -------           -------

Total Stockholders' Equity                           219               319
                                                 -------           -------

Total Liabilities and Stockholders' Equity       $   219           $   319
                                                 =======           =======


The accompanying notes are an integral part of the financial statements.

                               OSTEO SYSTEMS, INC.
                       (FORMERLY JEWELNIQUE DESIGNS, INC.)
                          (A Development Stage Company)

                            Statements of Operations

                 For the Years Ended December 31, 1999 and 1998


                                                     1999              1998
                                                 -----------        -----------

Revenues                                         $      --          $      --
                                                 -----------        -----------

Operating Expenses:
Amortization                                             100                100
Bank charges                                            --                   16
Legal & professional fees                               --                  425
Management fees                                         --                1,543
Printing                                                --                  329
Transfer Agent fees                                     --                2,220
Miscellaneous                                           --                  547
                                                 -----------        -----------

Total Operating Expenses                                 100              5,180
                                                 -----------        -----------

Loss Before Income Taxes                                (100)            (5,180)

Income Tax Benefit                                      --                 --
                                                 -----------        -----------

Net Loss                                         $      (100)       $    (5,180)
                                                 ===========        ===========

Earnings (loss) per share:
Net loss                                         $      --          $      --
                                                 ===========        ===========

Weighted Average Number of
Common and Common Equivalent
 Shares Outstanding                                6,150,000          6,150,000
                                                 ===========        ===========


The accompanying notes are an integral part of the financial statements.


                                                       OSTEO SYSTEMS, INC.
                                               (FORMERLY JEWELNIQUE DESIGNS, INC.)
                                                  (A Development Stage Company)

                                                Statements of Stockholders' Equity

                                          For the Years Ended December 31, 1999 and 1998


                                                                                                   Deficit
                                                                                                Accumulated
                                                    Common Stock                Additional         During             Total
                                                   ------------                  Paid-in         Development      Stockholders'
                                              Shares          Amount             Capital           Stage             Equity
                                              ------          ------             -------           -----             ------

Balance, December 31, 1997                    408,000        $      408        $   17,887        $  (17,796)       $      499

Issuance of Stock for Cash                     20,000             4,980              --               5,000
                                                                                                                           20
To reflect cancellation of
shares                                       (223,000)             (223)              223              --                --

To reflect 30 for 1 forward
stock split                                 5,945,000             5,945            (5,945)             --                --

Net Loss for Period                              --                --                --              (5,180)           (5,180)
                                           ----------        ----------        ----------        ----------        ----------

Balance, December 31, 1998                  6,150,000             6,150            17,145           (22,976)              319

Net Loss for Period                              --                --                --                (100)             (100)
                                           ----------        ----------        ----------        ----------        ----------

Balance, December 31, 1999                  6,150,000        $    6,150        $   17,145        $  (23,076)       $      219
                                           ==========        ==========        ==========        ==========        ==========



The accompanying notes are an integral part of the financial statements.

                                                                F-5

                               OSTEO SYSTEMS, INC.
                       (FORMERLY JEWELNIQUE DESIGNS, INC.)
                          (A Development Stage Company)

                             Statement of Cash Flows

                 For the Years Ended December 31, 1999 and 1998

                                                            1999         1998
                                                            ----         ----
Operating Activities:

Net Loss                                                  $  (100)      $(5,180)

Adjustments to reconcile net
 loss to cash used in operating activities:
Amortization                                                  100           100
                                                          -------       -------

Net Cash used in Operating Activities                        --          (5,080)
                                                          -------       -------

Investing Activities:                                        --            --
                                                          -------       -------

Financing Activities:
Proceeds from issuance of common stock                       --           5,000
                                                          -------       -------

Net Cash Provided by Financing Activities                    --           5,000
                                                          -------       -------

Net Decrease in Cash                                         --             (80)

Cash, Beginning of Period                                    --              80
                                                          -------       -------

Cash, End of Period                                       $  --         $  --
                                                          =======       =======



The accompanying notes are an integral part of the financial statements.

                               OSTEO SYSTEMS, INC.
                       (FORMERLY JEWELNIQUE DESIGNS, INC.)
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999

NOTE 1 - GENERAL

     Osteo Systems, Inc. (the "Company") was originally incorporated March 6, 1997 as Blue Mountain Capital, Inc. The name was changed to Jewelnique Designs, Inc. on June 20, 1997 and to Osteo Systems, Inc., on June 17, 1998. The Company is in the development stage; it has had no operations to date; its earlier plans were unsuccessful and the Company is currently seeking a merger partner.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Development Stage - The Company is a Development Stage Enterprise and has had no operations to date.

     Fiscal Year - The Company has elected the calendar year.

     Accounting Method - The Company prepares its financial statements under the accrual method of accounting.

     Organizational Costs - Costs incurred in organizing the Company are being amortized over a sixty month period.

     Public Offering - The Company completed a public offering wherein it sold 20,000 shares of Common Stock for $5,000 under Rule 504 of Regulation D on March 27, 1998. The price per share was fixed arbitrarily by the Board of Directors.

     Earnings Per Share - Earnings per share is calculated by dividing the net income or loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. At December 31, 1999 and 1998 the Company had no options, warrants or any other common equivalents outstanding.

     Cash Flow Statement - For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

     No cash was paid for interest or income taxes for the years ended December 31, 1999 and 1998.

     Total cash inflows for the years ended December 31, 1999 and 1998 were $0 and $5,000 respectively, and the total cash outflows for the years were $0 and $5,080, respectively.

     Fair Value of Financial Instruments - The carrying amounts of cash, and any accounts receivable, prepaid expenses, accounts payable or accrued expenses approximate their fair value because of the short maturity of these items.

     Income Taxes - Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of those assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period plus or minus the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are netted to reflect the tax impact of temporary differences.

     The Company has net operating loss carryforwards available to offset future taxable income of approximately $23,000 as of December 31, 1999, expiring $17,800 in 2012, $5,100 in 2018 and $100 in 2019. No related income tax benefits or deferred tax assets have been recorded.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1998, the Company paid a total of $1,543 in management fees to a company owned by two of its officers and directors.

NOTE 4 - UNCERTAINTIES

     The Company is in the development stage. Management believes that in order to continue in business it will be required to find a merger partner or raise additional capital. No potential capital resources exist at this time. The Company's directors and executive officers have been personally absorbing the cost of maintaining the Company's corporate existence, but there can be no assurance they will continue to do so. Management currently intends to find a merger partner, but there can be no assurance this will occur.