Form 10QSB
period 2000-03-31
OSTEO SYSTEMS INC
filed 2000-07-14
CIK 1041771

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                              -----------------------  ----------------------

Commission File Number      00022783
                      -------------------

                               Osteo Systems, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



            Colorado                                   841385900
         ---------------                             -------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    2449 Lyric Avenue, Los Angeles, CA 90027
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (323) 6608665
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


================================================================================
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No X
                                                             ------  ------

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date: July 12, 2000, Common Stock, $.001 par value,
                               ----------------------------------------------
6,150,000 shares
----------------

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

PART 1  FINANCIAL INFORMATION


Item 1.  Financial Statements.




                               OSTEO SYSTEMS, INC.
                          (A Development Stage Company)


                                  Balance Sheet

                              As of March 31, 2000



                                     ASSETS
                                     ------


Other Assets:
Organization Costs, less Accumulated Amortization of $306              $    194
                                                                       --------
         Total Assets                                                  $    194
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholder's Equity:
Preferred Stock, par value $.01, 10,000,000 shares authorized,
  none issued and outstanding                                              --

Common Stock, par value $.001, 100,000,000 shares authorized,
  6,150,000 issued and outstanding                                     $ 6 ,150

Additional paidin capital                                                17,145

Deficit accumulated during development stage                            (23,101)
                                                                       --------
  Total Stockholders' Equity                                           $    194
                                                                       --------
         Total Liabilities and Stockholders' Equity                    $    194
                                                                       ========

                               OSTEO SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Operations

               For the Three Months Ended March 31, 2000 and 1999




                                                     Three Months Ended
                                                     ------------------
                                              March 31, 2000      March 31, 1999
                                              --------------      --------------

REVENUE                                           $      --         $      --

COSTS AND EXPENSES:
  Amortization                                             25                25
                                                  -----------       -----------

    Loss Before Income Taxes                              (25)              (25)

Income Tax Benefit                                       --                --
                                                  -----------       -----------

Net Loss                                          $       (25)      $       (25)
                                                  ===========       ===========


Earnings  (loss) per share:
Net loss                                          $      --         $      --
                                                  ===========       ===========


Weighted Average Number of Common
and Common Equivalent Shares
Outstanding                                         6,150,000         6,150,000
                                                  ===========       ===========

                               OSTEO SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

               For the Three Months Ended March 31, 2000 and 1999



                                                     Three Months Ended
                                                     ------------------
                                              March 31, 2000      March 31, 1999
                                              --------------      --------------

Reconciliation of Net Loss to Net Cash
  Flows from Operating Activities:
Net Loss                                            $(25)             $(25)
Amortization                                          25                25
                                                    ----              ----

  Net Cash Flows From Operating Activities           --                --

Investing Activities                                 --                --

Financing Activities                                 --                --
                                                    ----              ----

Increase (Decrease) in Cash                          --                --

Cash, beginning of period                            --                --
                                                    ----              ----

Cash, end of period                                 $                 $
                                                    ====              ====

                               OSTEO SYSTEMS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 March 31, 2000



     Osteo Systems, Inc. (the "Company") was incorporated under the laws of the State of Colorado on March 6, 1997. The Company has generally been inactive and has conducted no business operations since its inception except for organizational and fund raising activities. The Company's previous plans were unsuccessful and the Company is presently seeking a merger partner.

     The information included in these financial statements includes all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair presentation of the financial statements for the periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's Form 10KSB filed April 11, 2000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

--------------------------------------------------------------------------------

     a. Plan of Operation. The Company has generally been inactive and has conducted no business operations since its inception except for organizational and fund raising activities. The Company's previous plans were unsuccessful and the Company is presently seeking a merger partner.

          The Company's auditor has noted in her opinion that there is substantial doubt about the Company's ability to continue as a going concern (see financial statements attached to the Company's Form 10KSB for the fiscal year ended December 31, 1999). Management believes that in order to continue in business it will be required to find a merger partner or raise additional capital. No potential capital resources exist at this time. The Company's directors and executive officers have been personally absorbing the cost of maintaining the Company's corporate existence, but there can be no assurance they will continue to do so. Management currently intends to find a merger partner, but there can be no assurance this will occur.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.  Not applicable.

Item 3.   Defaults upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.   Other Information.  Not applicable.

Item 6.   Exhibits and Reports on Form 8K.

          (a) Exhibit Index.

--------------------------------------------------------------------------------


Item
Number                         Description

3.1 Articles of Incorporation of Blue Mountain Capital, Inc., filed March 6, 1997.1

3.2 Articles of Amendment to the Articles of Incorporation of Blue Mountain Capital, Inc., filed June 20, 1997. 2

3.3 Articles of Amendment to the Articles of Incorporation of Blue Mountain Capital, Inc., filed June 17, 1998.3

3.4  Bylaws of Blue Mountain Capital, Inc. 4

-------------------

1 Previously filed as Exhibit 2.1 to the registration statement on Form 10SB12G filed July 1, 1997.

2 Previously filed as Exhibit 2.2 to the registration statement on Form 10SB12G filed July 1, 1997.

3 Previously filed as Exhibit 3.3 to the annual report on Form 10KSB for the fiscal year ended December 31, 1999 filed April 11, 2000.

4 Previously filed as Exhibit 2.3 to the registration statement on Form 10SB12G filed July 1, 1997.


(b)  Reports on Form 8K. Not applicable.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            OSTEO SYSTEMS, INC.
                                            ------------------------------
                                            (Registrant)




Date:  July 12, 2000                         /s/ Roland W. Fink
                                             -----------------------------
                                             Roland W. Fink, President