Form 10QSB
period 2000-06-30
OSTEO SYSTEMS INC
filed 2000-07-20
CIK 1041771

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                              ------------------    ----------------------------

Commission File Number  000-22783
                        ---------

                               Osteo Systems, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Colorado                                            84-1385900
--------------------------------                             ------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                    2449 Lyric Avenue, Los Angeles, CA 90027
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (323) 660-8665
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date: July 18, 2000, Common Stock, $.001 par value, 6,150,000 shares

Transitional Small Business Disclosure Format (check one): Yes       No    X
                                                              -------   --------

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                               OSTEO SYSTEMS, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                               As of June 30, 2000

                                     ASSETS
                                     ------

Other Assets:
Organization Costs, less Accumulated
 Amortization of $331                                                  $    169
                                                                       --------

         Total Assets                                                  $    169
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Stockholder's Equity:
Preferred Stock, par value $.01, 10,000,000
 shares authorized, none issued and outstanding                            --

Common Stock, par value $.001, 100,000,000
 shares authorized, 6,150,000 issued and
 outstanding                                                           $  6,150

Additional paid-in capital                                               17,145

Deficit accumulated during development stage                            (23,126)
                                                                       --------
  Total Stockholders' Equity                                                169
                                                                       --------

         Total Liabilities and Stockholders' Equity                    $    169
                                                                       ========

                                            OSTEO SYSTEMS, INC.
                                      (A Development Stage Company)

                                         Statements of Operations

                     For the Three Months and Six Months Ended June 30, 2000 and 1999


                                                  Three Months Ended                         Six Months Ended
                                                  ------------------                         ----------------
                                          June 30, 2000        June 30, 1999        June 30, 2000        June 30, 1999
                                          -------------        -------------        -------------        -------------

REVENUES                                   $      --            $      --            $      --            $      --

COSTS AND EXPENSES:
  Amortization                                      25                   25                   50                   50
                                           -----------          -----------          -----------          -----------

  Loss Before Income Taxes                         (25)                 (25)                 (50)                 (50)

Income Tax Benefit                                --                   --                   --                   --
                                           -----------          -----------          -----------          -----------

Net Loss                                   $       (25)         $       (25)         $       (50)         $       (50)
                                           ===========          ===========          ===========          ===========

Earnings  (loss) per share:

Net loss                                   $      --            $      --            $      --            $      --
                                           ===========          ===========          ===========          ===========

Weighted Average Number of
Common and Common Equivalent
Shares Outstanding                           6,150,000            6,150,000            6,150,000            6,150,000
                                           ===========          ===========          ===========          ===========

                               OSTEO SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                 For the Six Months Ended June 30, 2000 and 1999

                                                              June 30,  June 30,
                                                                2000     1999
                                                              -------   --------
Reconciliation of Net Loss to Net Cash
  Flows from Operating Activities:
Net Loss                                                       $(50)       $(50)
Amortization                                                     50          50
                                                               ----        ----


  Net Cash Flows From Operating Activities                      --          --


Investing Activities                                            --          --

Financing Activities                                            --          --
                                                               ----        ----

Increase (Decrease) in Cash                                     --          --

Cash, beginning of period                                       --          --
                                                               ----        ----

Cash, end of period                                            $--         $--
                                                               ====        ====

                               OSTEO SYSTEMS, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2000



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

Item 2.  Changes in Securities and Use of Proceeds.  Not applicable.

Item 3.  Defaults upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.  Other Information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibit Index.




--------------------------------------------------------------------------------
  Item
 Number                         Description
 ------                         -----------

3.1 Articles of Incorporation of Blue Mountain Capital, Inc., filed March 6, 1997.1

3.2 Articles of Amendment to the Articles of Incorporation of Blue Mountain Capital, Inc., filed June 20, 1997. 2

3.3 Articles of Amendment to the Articles of Incorporation of Blue Mountain Capital, Inc., filed June 17, 1998.3

3.4      Bylaws of Blue Mountain Capital, Inc. 4

------------------

1 Previously filed as Exhibit 2.1 to the registration statement on Form 10-SB12G filed July 1, 1997.

2 Previously filed as Exhibit 2.2 to the registration statement on Form 10-SB12G filed July 1, 1997.

3 Previously filed as Exhibit 3.3 to the annual report on Form 10-KSB for the fiscal year ended December 31, 1999 filed April 11, 2000.

4 Previously filed as Exhibit 2.3 to the registration statement on Form 10-SB12G filed July 1, 1997.


(b)      Reports on Form 8-K.  Not applicable.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        OSTEO SYSTEMS, INC.
                                        ----------------------------------------
                                        (Registrant)

Date:  July 18, 2000                    /s/ Roland W. Fink
                                        ----------------------------------------
                                            Roland W. Fink, President