Form 10QSB
period 2000-09-30
SATTEL GLOBAL NETWORKS INC
filed 2000-11-20
CIK 1041771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
_______________.


                            SATTEL  GLOBAL  NETWORKS,  INC.
                            -------------------------------
                   (Name  of  Small  Business  Issuer  in  Its  Charter)

          Colorado                                               841385900
-----------------------------------                       ----------------------
(State  or  Other  Jurisdiction  of                         (I.R.S.  Employer
Incorporation  or  Organization)                            Identification  No.)

                                 9172 Eton Ave.
                          Chatsworth, California 91311
                    (Address of Principal Executive Offices)

                            818-709-6201 (Telephone)
                               818-709-6462 (Fax)
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [x]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the latest practicable date, November 15, 2000, is 30,410,017 shares.

                                TABLE OF CONTENTS

PART  I                                                                   PAGE
------------------------------------------------------------------------------

ITEM  1.  FINANCIAL  STATEMENTS  ----------------------------------------  3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
PLAN  OF  OPERATION  ----------------------------------------------------  8

PART  II

ITEM  5.  OTHER  --------------------------------------------------------  9

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  -----------------------  10

SIGNATURES  ------------------------------------------------------------  11

Item  1.  Financial  Statements

     Unless  otherwise  indicated,  the  term  "Company" refers to Sattel Global
Networks, Inc. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. The statements herein should be read in connection with audited financial statements for the 6 months ended September 30, 2000 and September 30, 1999 and for the years ended December 1999.



                               OSTEO  SYSTEMS,  INC.
                          (A  Development  Stage  Company)

                                  Balance  Sheet

                               As  of  June  30,  2000


                                    ASSETS
                                    ------

Other Assets:
Organization Costs, less Accumulated
 Amortization of $331                                                     $169
                                                                       --------

         Total Assets                                                     $169
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Stockholder's Equity:
Preferred Stock, par value $.01, 10,000,000
 shares authorized, none issued and outstanding                            --

Common Stock, par value $.001, 100,000,000
 shares authorized, 6,150,000 issued and
 outstanding                                                             $6,150

Additional paid-in capital                                               17,145

Deficit accumulated during development stage                            (23,126)
                                                                       --------
  Total Stockholders' Equity                                                169
                                                                       --------

         Total Liabilities and Stockholders' Equity                        $169
                                                                       ========



                                      OSTEO SYSTEMS, INC.
                                 (A Development Stage Company)

                                    Statements of Operations

                For the Three Months and Six Months Ended June 30, 2000 and 1999



                              Three Months Ended       Six Months Ended
                              ------------------       ----------------
                             June 30,    June 30,     June 30,     June 30,
                               2000       1999          2000        1999
                             --------    --------     --------     --------
REVENUES                   $    -      $    -       $    -       $    -

COSTS AND EXPENSES
  Amorization                      25         25           50           50
                             --------   --------     --------     --------

  Loss Before Income Taxes       (25)       (25)         (50)         (50)

Income Tax Benefit              -            -           -            -
                             --------   --------     --------     --------

Net Loss                         (25)       (25)         (50)         (50)
                             ========   ========     ========     ========

Earnings (loss) Per Share:

Net Loss                   $    -       $     -     $     -      $    -

Weighted Average
Number of Common
and Common Equivalent
Shares Outstanding          6,150,000    6,150,000   6,150,000    6,150,000
                            =========    =========   =========    =========




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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.

     The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

     On September 11, 2000, a Reorganization Agreement (the "Agreement") was executed by and among the Company, Freva Investment Trust, a common law business trust resident in California ("FTI"), Vancouver Telephone Company and/or assigns, which owns 100% of Sattel Global Networks, a Delaware corporation and, certain stockholders of OSTEO who represented approximately 57% of the outstanding of the Company's common stock, par value $0.001 per share (the "Common Stock") of OSTEO. At the closing of the transactions contemplated by the Agreement, the current stockholders of OSTEO will own less than 1.5% of the outstanding shares of Common Stock of OSTEO and OSTEO will own 100% of the existing business of Sattel and all of the beneficial interests of FTI. FTI will hold certain rights to acquire an interest in Sattel. The respective boards of directors of OSTEO and Sattel and the Trustee of FTI deemed it desirable and in the best interests of their respective corporations and the holders of the beneficial interests of FTI, for OSTEO to acquire the outstanding capital stock of Sattel and all beneficial interests of FTI in accordance with the terms of the Agreement (the "Transaction"). On October 16, 2000, the parties herein executed a modified, definitive Agreement.

Results  of  Operations.

     The Company's "Total Liabilities and Stockholder's Equity" for quarter ending September 30, 2000 was, $ 169.00 The Company's "Total Liabilities and Stockholder's Equity" for quarter ending September 30, 1999 was $0. The Company's "Total Liabilities and Stockholder's Equity" for the year ending December 31, 1999 was $ 0.00.

Capital  Resources  and  Liquidity.

     During the third quarter ended 2000, the Company did not issue any unregistered shares.

PART  II

Events  Subsequent  to  the  Third  Quarter.

     On October 12, 2000, the Company's Board of Directors enacted a 1 to 15 reverse stock split and, restated and amended their Articles of Incorporation changing its name from Osteo Systems, Inc. to Sattel Global Networks, Inc.

     On October 16, 2000, Sattel Global Networks Inc. (Colorado) signed a definitive agreement whereby its operations will be consolidated with Sattel Global Networks, Inc. (Delaware). The Company's former Secretary and Treasurer and Director, Kendall Dorsett, the Company's Executive Vice-President, Suzanne Sorensen, and Roland K. Fink, as President and Director tendered their resignations. The Company appointed George Weischadle, as President and Director, Stanley Cohen as Vice-President and Director, Werner F. Grieder as
Treasurer and Director, Darrell Cho as Secretary, Wayne Goettsche as Director and J. Edgar Benavente as a Director.

     Certain conditions as set forth in the plan of reorganization must be met before the transaction proposed herein is finalized. Parties anticipate closing of this transaction within 30 days herefrom.

The  newly  elected  officers  of  the  company  are:
Mr.  George  Weischadle  President
Mr.  Wayne  K.  Goettsche,  Chairman
Dr.  Werner  F.  Grieder,  Treasurer
Mr.  Darrell  Cho,  Secretary

     The  newly  constituted  Board  of  Directors  include:

     George Weischadle - has over 25 years of experience in the aerospace industry. Mr. Weischadle founded Sattel Technologies, Inc. in 1985, serving as its President. Previously, he held engineering and management positions in Hughes Aircraft Company's Space & Communications Group where he was responsible for satellite telecommunications programs in key foreign markets. Prior to that, he worked as a design engineer for Western Union on America's first domestic satellite network, Westar. Mr. Weischadle has an engineering degree from Penn State, an MBA from Fairleigh Dickinson University, and a J.D. degree from Southwestern University College of Law.

     Mr. Wayne K. Goettsche - has over 40 years experience in the ownership and management of diversified international industries. From 1971 until 1994 he founded and served as Chairman of several privately-held companies with significant industry positions in food and food processing, oil-field service, petrochemical engineering and construction, general construction, world-wide transportation, rail transportation, overhaul and service of jet turbine engines for the commercial airline industry and telecommunications. Since 1994 he has been involved in the development of international rural infrastructure systems, primarily in Asia, including satellite communication, power, rail and mining. Prior to 1971 he was a partner of Arthur Young and Company, an international accounting firm. He has also served as a director, member of the executive committee and Chairman of the Audit Committee of Mapco, Inc. a NYSE company, now a part of the Williams Companies. Mr. Goettsche has an economics and business degree from Hastings College, Hastings, Nebraska and an MBA from the University of Texas.

     Stanley Cohen - has over 25 years of management experience in the communications and electronics industries. Prior to co-founding Vancouver Telephone Company in 1995, he was Senior Vice-President, Networks/Operations for Interfax Communications Inc., where he was involved in the establishment of international joint ventures for private line services in Asia and the Middle East. From 1989 to 1994 he was President of Life Support Systems, Inc., where he introduced equipment for the military, industrial and medical markets. In 1969 he co-founded General Aero Products Corporation, a company involved in the communication and military aviation fields, and served as the Chief Operating Officer and Vice President, Marketing until 1989. Mr. Cohen has a Masters Degree of Science, Electrical Engineering from Columbia University.

     Dr. Werner Grieder - has an extensive business background. After receiving a doctorate in Economics from the university of Basel, Switzerland, Dr. Grieder was employed for 18 years by CIBA-GEIGY Ltd., a Swiss multi-national corporation, in Europe, Japan, Singapore, and Africa. Dr. Grieder then moved to Central America, representing the world leading cement producer, Holderbank Ltd. for several years in Honduras. Subsequently he established himself in Panama as a financial and management consultant to mining and venture capital firms. He has been consulting for Sattel in Mexico, Guatemala and Costa Rica.

      J. Edgar Benevente - is a Principal in the international investment banking firm of Jack Augsback & Co. Inc., West Palm Beach, Fl. He possesses a B.S. - M.S. in Astronautical & Aeronautical Engineering from Purdue University as well as Masters Degrees in Business Administration and Engineering Management from Florida Institute of Technology. Professionally, Mr Benavente has served in various senior executive positions with Dynas, Inc. an international engineering firm with annual revenues of $73 million; as President of Dynacs Digital Studios, a digital and interactive media firm; as Manager of European Operations for a Dynacs subsidiary in the computer-based simulation and 3-D animation technologies and software business; and served as an Engineer with Hughes Space & Communications Division in Southern California. Mr Benavente previously served as a Director of Color Systems Technology Inc. an AMEX-listed company in the digital film and video effects industry. He brings to Sattel's Board of Directors a blend of experience in highly technical matters as well as the legal and technical aspects of capital formation and the numerous regulatory requirements attached to public corporation financing.

     Darrell Cho - has 20 years of industrial marketing experience culminating as a divisional marketing manager for one of Canada's top distributors of industrial computer equipment. Darrell possesses a strong knowledge of marketing for electronics and computer technology, as well as relationships between OEM companies and the various markets.

     Sattel Technologies, Inc. ("STI") was established in California 1985 by engineers with over 100 years of total management and telecommunication experience in the aerospace industry. In 1988 Sattel Global Networks, a Delaware corporation, was established and the assets and technology of STI were contributed to the Company. During the years 1985 to 1998 Sattel has generated approximately $200 million in total sales.

     Sattel Global Networks Inc. builds satellite systems that deliver telephone and data service to remote areas of the world. The company supplies complete solutions for carrier-quality PSTN extensions and Internet access with domestic and international connectivity. Sattel is the world leader with its most advanced WorldNet Demand Assignment Multiple Access (DAMA) technology for public telephone networks that provides very low cost-per-minute circuits through surprisingly affordable earth terminals. Sattel's focus is to seek joint ventures with carriers in developing countries, where the carriers provide access to rural markets with minimal competition and high traffic operating margins.

     The Company supplies complete solutions for carrier-quality rural networks that serve telephony and Internet subscribers. Sattel has implemented and is jointly operating rural networks in Guatemala and the Philippines. Networks in Mexico, Costa Rica and other countries are currently pending.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

Exhibit   2   -  Plan  of  Reorganization  Agreement
Exhibit  17.3 -  Director's  Consent  Resolution  for  Appointment
                  of  Officers and Directors
Exhibiy  27   -  Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20TH day of November, 2000.

     Sattel  Global  Networks,  Inc.

      /s/  George  Weischadle
     ------------------------
     George  Weischadle,  President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                   Date
---------                    -----                                   ----
/s/  George  Weischadle
-----------------------
George  Weischadle           President  and  Director         November  20, 2000

/s/  Stanley  Cohen
-------------------
Stanley  Cohen               Vice-President  and  Director    November  20, 2000

/s/  Werner  F.  Grieder
------------------------
Werner  F.  Grieder          Treasurer  and  Director         November  20, 2000

/s/  Darrell  Cho
-----------------
Darrell  Cho                 Secretary                        November  20, 2000

/s/  Wayne  K.  Goettsche
-------------------------
Wayne  K.  Goettsche         Director                        November  20,  2000

/s/  J.  Edgar  Benevente
-------------------------
J.  Edgar  Benevente         Director                        November  20,  2000