Form 10KSB
period 2000-12-31
SATTEL GLOBAL NETWORKS INC
filed 2001-04-17
CIK 1041771

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                      Commission file number:  0-11734

                        SATTEL GLOBAL NETWORKS, INC.
            (Exact Name of Registrant as Specified in its Charter)

            Colorado                               84-1385900
    (State of Incorporation)           (I.R.S. Employer Identification No.)

                          1004 Depot Hill Rd., 1E
                           Broomfield, CO 80020
                  (Address of Principal Executive Offices)

                             (303) 404-9904
            (Registrant's Telephone Number, Including Area Code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
                    THE SECURITIES EXCHANGE ACT OF 1934:

    Title of Each Class     Name of Each Stock Exchange on Which Registered
    -------------------     -----------------------------------------------
       Common Stock,                        Not Applicable
Par Value $0.001 Per Share

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2000, was approximately $2,132,545 at $.23 per share.

     The number of shares of Registrant's Common Stock outstanding on December 31, 2000, was 30,410,017.

     The Registrant's total revenues for the year ended December 31, 2000, were $0.00.

This Report on Form 10-KSB and the other periodic reports of Sattel Global Networks, Inc.(the "Company" or "Corporation") and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. Our Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our Company's ability to locate an acquisition candidate or another entity which may combine its operations with it, our Company's ability and those of management to manage growth, if any, the substantial dilution that could be experienced by existing shareholders of our Company with a potential acquisition with another entity in view of the fact that our Company's current operations have essentially ceased.

                              TABLE OF CONTENTS

PART I                                                              PAGE
                                                                    ----
ITEM 1.   DESCRIPTION OF BUSINESS                                   4

ITEM 2.   DESCRIPTION OF PROPERTY                                   4

ITEM 3.   LEGAL PROCEEDINGS                                         4

ITEM 4.   SUBMISSION OF MATTERS
          TO A VOTE OF SECURITY HOLDERS                             4

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                       5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                5

ITEM 7.   FINANCIAL STATEMENTS                                      7

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS                                               7

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS                                       8

ITEM 10.  EXECUTIVE COMPENSATION                                    8

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS                   9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            9

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB                       10

INDEX TO EXHIBITS                                                   11

SIGNATURES                                                          12

PART I

Item 1.  Description of Business.

Business Development. Sattel Global Networks, Inc. (hereinafter referred to as the "Company" or "Corporation"), was incorporated under the laws of the
State of Colorado on March 6, 1997, as Blue Mountain Capital, Inc.   The name
was changed to Jewelnique Designs, Inc. on June 20, 1997. The Company had hoped to design, manufacture, market and distribute as specialized line of jewelry products. This venture never came to fruition.

On June 17, 1998, the name was changed to Osteo Systems, Inc. ("OSYS"). The Company intended to develop and commercialize several biotech technologies related to bone healing for medical, dental and surgical applications. The Company was not able to complete its business objectives.

On October 16, 2000, in conjunction with a proposed merger with Sattel Global Networks, Inc., a private Delaware company which manufactures satellite systems for public switched telephone and data networks, OSYS changed its name to Sattel Global Networks, Inc.

The Company presently trades on The Over The Counter Bulletin stock exchange
("OTCBB"), under the symbol, "SGNW".   The Company is presently not
operational and seeking optional opportunities.

Item 2.  Description of Property.

The Company owns no real or personal property. The Company's limited operations are carried out in the offices of its executive officers at 1004 Depot Hill Rd., Ste. 1E, Broomfield, Colorado 80020, at no charge to the Company.

Item 3.  Legal proceedings.

On February 22, 2001, Seville Consulting Group, Inc., a major shareholder in the Company, as Plaintiffs, filed a lawsuit against Erwin Liem, President's Corporate Group, E-Commerce, Inc., Jack Augsback & Company, Inc. and Madcon Company (collectively referred to as "Defendants") (Seville Consulting Group, Inc. vs. The President's Group, et al., CV01-01744-WMB, the Central District of California, seeking rescission of a September 11, 2000 agreement through which the Defendants obtained 4,400,000+ shares of Sattel Global Network common stock (both restricted and free-trading) in exchange for Defendants' promise to raise $4,000,000 in capital or financing for Sattel Global
Networks, Inc.   The lawsuit alleges that Defendants failed to raise such
capital or financing and that the September 11, 2000 agreement requires Defendants to return the shares they received due to Defendants' failure to perform as promised.

The complaint seeks injunctive relief which would require the Defendants to return to Seville Consulting all of the Sattel Global Network shares which Defendants obtained as a result of the September 11, 2000 agreement, and seeks consequential, special and punitive damages of more than $500,000.00 against Defendants based upon claims of fraud, negligent misrepresentation, and claim
and delivery.   Seville Consulting also seeks a legal declaration from the
Court that Defendants have no right, title or interest in the shares transferred to Defendants under the September 11, 2000 and an order cancelling the share certificates issued to Defendants.

In addition, new management is contemplating initiating new and additional charges, including fraud and fraud in the inducement, against a couple of the former immediate officers and directors of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 12, 2000, a shareholder's meeting was called whereby it was resolved that the Corporation restated and amended its Articles of Incorporation in order to change its name from Osteo Systems, Inc., to "Sattel Global Networks, Inc." Furthermore, it was resolved that the Corporation effect a 1-for-15 reverse stock split in the outstanding shares of the Corporation's common stock, par value $0.001 per share.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

a. Market Information. The Company's shares are traded on the Over The Counter Bulletin Board stock exchange ("OTCBB"). The following table shows the high and low bid information for each quarter within the last two fiscal years as reported to the Company by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     2000:                                High Bid         Low Bid
     -----                                --------         --------
     First Quarter                         $ 1.15           $  .18
     Second Quarter                           .62              .18
     Third Quarter                           1.75              .18
     Fourth Quarter                          7.00              .18

     1999:                                High Bid         Low Bid
     -----                                --------         --------
     First Quarter                         $  .38           $  .20
     Second Quarter                           .20              .20
     Third Quarter                            .50              .16
     Fourth Quarter                           .19              .16

b. On October 16, 2000, the Company effected a 1-for-15 reverse split of its Common Stock. The reverse split affected only the issued and outstanding Common Stock and did not affect the number of shares of Common Stock authorized for issuance by the Company. All fractional shares resulting from the reverse split were rounded up to the nearest whole share.

c. The Company has approximately 30,410,017 shareholders of record as of December 31, 2000.

d. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis

Forward-Looking Statements

The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the reader should consult the Company's reports on Form 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any of such assumptions could be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-KSB will prove to be accurate.

Year ended December 31, 2000 compared to the year ended December 31, 1999.

The Company has generally been inactive and has conducted no business operations since its inception except for general organizational activities. However, several significant events have occurred in the year 2000, as are set forth herein, and should be considered material changes affecting the Company's position.

On September 11, 2000, a Reorganization Agreement (the "Agreement") was executed by and among the Company, Freva Investment Trust, a common law business trust resident in California ("FTI"), Vancouver Telephone Company and/or assigns ("VTC"), which owns 100% of Sattel Global Networks, a private Delaware corporation which manufactures satellite systems for public switched telephone and data systems targeting primarily rural areas in "third world countries", and certain shareholders of the Company who represented approximately 57% of the outstanding shares of the Company's common stock. At the closing of the transactions contemplated by the Agreement, the current stockholders of the Company would owned less than 1.5% of the outstanding shares of the Company's common stock and the Company would have owned 100% of the existing business of Sattel, and all of the beneficial interests of FTI.

On October 12, 2000, the Company's Board of Directors enacted a 1 to 15 reverse stock split and, restated and amended their Articles of Incorporation changing its name from Osteo Systems, Inc. to Sattel Global Networks, Inc.

On October 16, 2000, the Company signed a definitive Reorganization Agreement, which was predicated upon several and various events and conditions which needed to take place. Those events and conditions were set forth in the Plan of Reorganization and several ancillary agreements. If those events came to pass and the conditions were met, the Company's operations were to consolidate with Sattel Global Networks, Inc., the private Delaware corporation.

On October 16, 2000, the Company's former Secretary and Treasurer and Director, Kendall Dorsett, the Company's Executive Vice-President, Suzanne Sorensen, and Roland K. Fink, as President and Director tendered their resignations. The Company appointed George Weischadle, as President and Director, Stanley Cohen as Vice-President and Director, Werner F. Grieder as Treasurer and Director, Darrell Cho as Secretary, Wayne Goettsche as Director and J. Edgar Benavente as a Director.

On December 19, 2000, the Company rescinded its October 16, 2000 agreement and entered into a new Acquisition Agreement with certain shareholders of the Company, who were owners of, or otherwise represented, at least fifty-one percent (51%) of the Company's issued and outstanding common stock, and Vancouver Telephone Company Limited which owns of 100% of the issued and outstanding shares of Sattel Global Networks, Inc., the private Delaware Corporation and Sattel Guatemala, a private Guatemalan company.

There were conditions precedent upon the Closing of this Acquisition Agreement, the primary being that the Company was to raise a minimum of $4,000,000 by February 20, 2001. If the Company did not raise the $4,000,000 by February 20, 2001, the agreement would be rescinded. The Company did not raise the monies as required per the Acquisition Agreement and it was mutually agreed to rescind the agreement.

Based upon the fact that the Company's previous plans were unsuccessful, the Company is presently seeking a merger partner.

Results of Operations.

The Company's "Total Liabilities and Stockholder's Equity" for year ended December 31, 2000 was $0.00. The Company's "Total Liabilities and Stockholder's Equity" for year ended December 31, 1999 was $219.00.

Capital Resources and Liquidity.

During the year ended 2000, 30,000,000 shares were issued in connection with the proposed reorganization to consultants and are valued at par, for a total value of $30,000.

Events Subsequent to the Fourth Quarter.

On February 22, 2001, Seville Consulting Group, Inc., a major shareholder in the Company, as Plaintiffs, filed a lawsuit against Erwin Liem, President's Corporate Group, E-Commerce, Inc., Jack Augsback & Company, Inc. and Madcon Company (collectively referred to as "Defendants") (Seville Consulting Group, Inc. vs. The President's Group, et al., CV01-01744-WMB, the Central District of California, seeking rescission of a September 11, 2000 agreement through which the Defendants obtained 4,400,000+ shares of Sattel Global Network common stock (both restricted and free-trading) in exchange for Defendants' promise to raise $ 4,000,000 in capital or financing for Sattel Global
Networks, Inc.   The lawsuit alleges that Defendants failed to raise such
capital or financing and that the September 11, 2000 agreement requires Defendants to return the shares they received due to Defendants' failure to perform as promised.

The complaint seeks injunctive relief which would require the Defendants to return to Seville Consulting all of the Sattel Global Network shares which Defendants obtained as a result of the September 11, 2000 agreement, and seeks consequential, special and punitive damages of more than $500,000.00 against Defendants based upon claims of fraud, negligent misrepresentation, and claim
and delivery.   Seville Consulting also seeks a legal declaration from the
Court that Defendants have no right, title or interest in the shares transferred to Defendants under the September 11, 2000 and an order cancelling the share certificates issued to Defendants.

Item 7. Financial Statements.

The Financial Statements of the Company for the Years Ended December 31, 2000 together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-6 attached and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company did not have any disagreements with its previous auditor however, the Company has retained Malone & Bailey, 5444 Westheimer Rd., #2080, Houston, TX 77056, 713-840-1210, to audit its books and records for the year 2000 and 2001.

PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Daniel Motsinger - President, Treasurer & Director
Richard M. Muller - Secretary & Director

Daniel Motsinger, President, Treasurer & Director, age 49, is a graduate of Surry Community College. Though he has been a businessman in the private sector for the past 20 years, he has no experience running a public company.

Richard M. Muller, Secretary & Director, 1972-1975 educated at University of Colorado, (Boulder, Colorado), Bachelor of Science Degree, Business Administration Marketing and Finance. From 1977-1978, Richard worked at Golden Eagle Marketing, Inc., Denver, CO, a Vice President, Co-Owner of Factory Built Housing Manufacturing Company; 1979-1984, Caroni Mineral Corporation, Denver, CO, as Vice President, Member Board of Directors a Gold Exploration and Mining Company; 1985-1987, European Exchange Enterprises, Inc., Budapest, Hungary as President, Board of Directors - Consumer products distribution and founders of wireless telephone service in Hungary; 1999-Present Centennial Banc Share Corporation, Denver, CO, Member Board of Directors; 1986-Present - Consulting Services, Denora Corporation, AEC Aruba corporation, Attorney-in-fact for a diversified investment company specializing in Latin America.

a.  Significant employees.

None.

b.  Family relationships.

None.

c.  Involvement in certain legal proceedings.

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

Item 10.  Executive Compensation.

None of the Company's executive officers and directors received any compensation, cash or non-cash, during the fiscal year ended December 31, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of April 15, 2000, regarding the ownership of the Company's common stock by each shareholder known to the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.


                  Name and Address of     Amount and Nature of    Percent
Title of Class      Beneficial Owner      Beneficial Ownership    of Class(3)
--------------      ----------------      --------------------   ------------
Common         Seville Consulting Group, Inc.     21,138,082             70%

Common         Eastern European Enterprises, Inc.(2)  25,000    Less than 1%
               11140 US Highway
               Broomfield, CO 80020

Common         Richard M. Muller, Secretary,           7,500    Less than 1%
               Director
               7305 W 85th Pl.
               Arvada, CO 80005

(1) Out of 30,410,017 shares issued and outstanding as of December 31, 2000.
(2) Richard M. Muller, the Company's Secretary and Director is the President of Eastern European Enterprises, Inc.

Item 12. Certain Relationships and Related Transactions.

It is believed that Erwin Liem, E-Commerce Investment Corp, Valetta Global SA, Tynehd Holding, and Dotcom SA, VICI Industries, LTD, Cale Capital Management and Global Processing Services, which, collectively total 4,437,012 shares of the Company's common stock, are under the control of shareholder Erwin Liem.

On February 22, 2001, Seville Consulting Group, Inc., a major shareholder in the Company, as Plaintiffs, filed a lawsuit against Erwin Liem, President's Corporate Group, E-Commerce, Inc., Jack Augsback & Company, Inc. and Madcon Company (collectively referred to as "Defendants") (Seville Consulting Group, Inc. vs. The President's Group, et al., CV01-01744-WMB, the Central District of California, seeking rescission of a September 11, 2000 agreement through which the Defendants obtained 4,400,000+ shares of Sattel Global Network common stock (both restricted and free-trading) in exchange for Defendants' promise to raise $4,000,000 in capital or financing for Sattel Global
Networks, Inc.   The lawsuit alleges that Defendants failed to raise such
capital or financing and that the September 11, 2000 agreement requires Defendants to return the shares they received due to Defendants' failure to perform as promised.

The complaint seeks injunctive relief which would require the Defendants to return to Seville Consulting all of the Sattel Global Network shares which Defendants obtained as a result of the September 11, 2000 agreement, and seeks consequential, special and punitive damages of more than $500,000.00 against Defendants based upon claims of fraud, negligent misrepresentation, and claim
and delivery.   Seville Consulting also seeks a legal declaration from the
Court that Defendants have no right, title or interest in the shares transferred to Defendants under the September 11, 2000 and an order cancelling the share certificates issued to Defendants.

Thirteen million six hundred fifty four thousand five hundred shares (13,654,500) of the Company's common stock was being held in trust by Network Marketing Resources. Those shares were released to Seville Consulting Group in March 2001, pursuant to an opinion letter, attached as Exhibit "5", opining that Seville Consulting Group was the rightfully owner of those shares.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 11 of this Form 10-KSB. The Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 6, 2001 regarding the below mentioned items and were accepted:

          Item 5 - Other Events
          Item 6 - Resignations of Directors and Executive Officers

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 2, 2000 regarding the below mentioned items and were accepted:

          Item 5 - Other Events
          Item 6 - Resignations of Directors and Executive Officers

                              INDEX TO EXHIBITS



SEC Ref     Page
No.          No.       Description
-------     ----      -----------


Ex-5        19      Legal Opinion Regarding Return of Escrow Shares dated
                    April 2, 2001

Ex-17       *       Unanimous Written Consent Without A Meeting of The
                    Board of Directors of Sattel Global Networks, Inc.
                    dated February 20, 2001 regarding the Resignation of Officers and Directors

Ex-17.1     *       Acceptance of New Officers

Ex-17       **      Resignation of Roland W. Fink effective October 17,
                    2000

Ex-17.1     **      Resignation of Kendall Dorsett effective October 16,
                    2000

Ex-17.2     **      Resignation of Suzanne Sorensen effective October 16,
                    2000

Ex-17.3     **      Directors' Consent Resolution dated October 23, 2000
                    regarding the Appointments of Officers and Directors

Ex-17.4     **      Verification Resolution of Sattel Global Networks,
                    Inc. dated November 2, 2000 regarding October 23, 2000
                    Directors' Consent Resolution


* The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on March 6, 2001.

** The listed exhibits are incorporated herein by this reference to the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on November 2, 2000.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of April, 2001.

  Sattel Global Networks, Inc.

   /s/ Daniel Motsinger
  ---------------------------------
  Daniel Motsinger, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ Daniel Motsinger
  ---------------------------------
  Daniel Motsinger,
  President, Treasurer & Director         4/16/2001

   /s/ Richard Muller
  ---------------------------------
  Richard Muller, Secretary & Director    4/16/2001

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   Sattel Global Networks, Inc.
   (formerly Osteo Systems, Inc., Jewelnique Designs, Inc., and Blue Mountain
    Capital)
   (A Development Stage Company)
   Broomfield, Colorado

We have audited the accompanying balance sheet of Sattel Global Networks, Inc. as of December 31, 2000 and the related statements of expenses, capital deficit and cash flows for the two years then ended and for the period from March 7, 1997 (Inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sattel Global Networks, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the two years then ended and for the period from March 7, 1997 through December 31, 2000, in conformity with accounting principles generally accepted in the United States.


MALONE & BAILEY, PLLC

March 30, 2001
Houston, Texas

                        Sattel Global Networks, Inc.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                      and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                               BALANCE SHEET
                          As of December 31, 2000

     ASSETS                                              $     0
                                                         =======

     LIABILITIES

Accounts payable                                         $ 2,000
                                                         -------

     CAPITAL DEFICIT

Preferred stock, par value $0.01, 10,000,000
  shares authorized, none issued and outstanding
Common stock, par value $0.001, 100,000,000
  shares authorized, 30,410,017 shares issued
  and outstanding                                        $30,410
Additional paid-in capital                                22,885
Deficit accumulated during the development stage         (55,295)
                                                         -------
Total Capital Deficit                                    ( 2,000)
                                                         -------
TOTAL LIABILITIES AND CAPITAL DEFICIT                    $     0
                                                         =======


                        Sattel Global Networks, Inc.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                      and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                           STATEMENTS OF EXPENSES
                For the Years Ended December 31, 2000 and 1999
      and the Period from March 6, 1997 (Inception) to December 31, 2000



                                                                               Inception
                                                                                Through
                                           2000                  1999             2000
                                         ---------             --------         --------
General and administrative expenses      $ 32,219              $  100           $ 55,295
                                         --------              --------         --------
Net loss                                 $(32,219)             $( 100)          $(55,295)
                                         ========              ========         ========

Net loss per common share                $( 0.005)             $(   0)

Weighted average common shares
  outstanding                           6,660,017             410,017

                         Sattel Global Networks, Inc.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                      and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                        STATEMENTS OF CAPITAL DEFICIT
    For the Period from March 7, 1997 (Inception) through December 31, 2000


                                                                        Deficit
                                                       Additional     Accumulated
                             Common Stock               Paid-In         During
                        Shares          Amount          Capital        Dev.Stage          Totals
                      ----------       --------        ---------      ----------         ---------
Stock issued
  for cash                80,000       $     80        $  15,895                         $  15,975
  for services           328,000            328            1,992                             2,320

Net loss                                                              $  (17,796)          (17,796)
                      ----------       --------        ---------      ----------         ---------
Balances,
  December 31, 1997      408,000            408           17,887         (17,796)              499

Stock issued
  for cash                20,000             20            4,980                             5,000

Stock cancelled       (  223,000)       (   223)             223

To reflect 30 for 1
  forward stock split  5,945,000          5,945          ( 5,945)

Net loss                                                                 ( 5,180)           (5,180)
                      ----------       --------        ---------      ----------         ---------
Balances,
  December 31, 1998    6,150,000          6,150           17,145         (22,976)              319

Net loss                                                  (  100)         (  100)
                      ----------       --------        ---------      ----------         ---------
Balances,
  December 31, 1999    6,150,000          6,150           17,145         (23,076)              219

To reflect 1 for 15
  reverse stock split (5,739,983)       ( 5,740)           5,740


Stock issued
  for services        30,000,000         30,000           30,000

Net loss                                                                 (32,219)          (32,219)
                      ----------       --------        ---------      ----------         ---------

Balances,
  December 31, 2000   30,410,017       $ 30,410        $  22,885      $  (55,295)        $       0
                      ==========       ========        =========      ==========         =========


                        Sattel Global Networks, Inc.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                      and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2000 and 1999
      and the Period from March 6, 1997 (Inception) to December 31, 2000


                                                                  Inception
                                                                   Through
                                             2000        1999        2000
                                           ---------   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during
  the development stage                    $(32,219)   $   (100)  $(55,295)
Adjustments to reconcile net deficit
  to cash used by operating activities:
    Stock issued for services                30,000                 32,320
    Writedown of organization costs             219         100        500
Changes in:
  Accounts payable                            2,000                  2,000

                                           ---------   ---------  ---------
NET CASH USED BY OPERATING ACTIVITIES           0           0      (20,475)


NET CASH USED BY INVESTING ACTIVITIES
Organization costs                                                 (   500)
                                           ---------   ---------  ---------

NET CASH FROM FINANCING ACTIVITIES
Proceeds from stock issuances                                       20,975
                                           ---------   ---------  ---------

NET INCREASE IN CASH                       $    0      $    0     $    0
                                           =========   =========  =========


NOTE 1 - SUMMARY OF SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Sattel Global Networks, Inc. (formerly Osteo Systems, Inc., Jewelnique Designs, Inc. And Blue Mountain Capital, Inc.) ("Company") was incorporated in Colorado on March 6, 1997. The Company has had no operations to date; previous plans were unsuccessful. The Company is presently seeking a merger partner.

Cash and Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.


NOTE 2 - COMMON STOCK

During October 2000, the Company authorized a 1-for-15 reverse stock split pursuant to effecting a reorganization agreement which was subsequently rescinded. 30,000,000 shares were issued in connection with the proposed reorganization to consultants and are valued at par, for a total value of $30,000.