Form 10QSB
period 2001-03-31
SATTEL GLOBAL NETWORKS INC
filed 2001-05-21
CIK 1041771

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ________ to
     ________.

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

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.01 par value) as of the quarter ended March 31, 2001, was 30,410,017.

                              TABLE OF CONTENTS


                                                                          Page

                                   PART I

ITEM 1.  FINANCIAL STATEMENTS............................................. 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS............................. 8


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS................................................ 9

ITEM 2.  CHANGES IN SECURITIES............................................ 10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS......................... 10

ITEM 5.  OTHER............................................................ 10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................. 10

         SIGNATURES....................................................... 10

                                   PART I


ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Sattel Global Networks, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001.

                         Sattel Global Networks, Inc.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                       and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                               BALANCE SHEET
                            As of March 31, 2001


ASSETS                                                       $      0
                                                             =========

LIABILITIES

Due to related party                                         $  2,021
                                                             ---------

CAPITAL DEFICIT

Preferred stock, par value $0.01, 10,000,000
  shares authorized, none issued and outstanding
Common stock, par value $0.001, 100,000,000
  shares authorized, 30,410,017 shares issued
  and outstanding                                            $ 30,410
Additional paid-in capital                                     22,885
Deficit accumulated during the development stage              (55,316)
                                                             ---------
Total Capital Deficit                                         ( 2,021)
                                                             ---------
TOTAL LIABILITIES AND CAPITAL DEFICIT                        $      0
                                                             =========


                         Sattel Global Networks, Inc.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                       and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                           STATEMENTS OF EXPENSES
              For the Three Months Ended March 31, 2001 and 2000
        and the Period from March 6, 1997 (Inception) to March 31, 2001


                                        3 Mos. End   3 Mos. End   Inception
                                        March 31,    March 31,     Through
                                           2001         2000         2001
                                        ----------   ----------   ----------
General and administrative expenses     $      21    $      25    $  55,316
                                        ----------   ----------   ----------
Net loss                                $     (21)   $     (25)   $ (55,316)
                                        ==========   ==========   ==========

Net loss per common share               $     ( 0)   $     ( 0)

Weighted average common shares
  outstanding                           30,410,017      410,017

                         Sattel Global Networks, Inc.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                       and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2001 and 2000
        and the Period from March 6, 1997 (Inception) to March 31, 2001


                                        3 Mos. End   3 Mos. End   Inception
                                        March 31,    March 31,     Through
                                           2001         2000         2001
                                        ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during
  the development stage                 $  (   21)   $     (25)   $ (55,316)
Adjustments to reconcile net deficit
  to cash used by operating activities:
    Stock issued for services                                        32,320
    Writedown of organization costs                         25          500
Changes in:
  Accounts payable                         (2,000)
                                        ----------   ----------   ----------
NET CASH USED BY OPERATING ACTIVITIES      (2,021)          0       (22,496)

NET CASH USED BY INVESTING ACTIVITIES
Organization costs                                                  (   500)
                                        ----------   ----------   ----------
NET CASH FROM FINANCING ACTIVITIES
Proceeds from stock issuances                                        20,975
Advances from related party                 2,021                     2,021
                                        ----------   ----------   ----------
NET CASH USED BY FINANCING ACTIVITIES       2,021                    22,926
                                        ----------   ----------   ----------
NET INCREASE IN CASH                    $       0    $       0    $      0
                                        ==========   ==========   ==========


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sattel Global Networks, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from March 6, 1997 (Inception) through December 31, 2000, as reported in the 10-KSB, have been omitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     Other than what has been disclosed herein and in the year end report for year 2000, filed on April 17, 2001, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The Company
-----------

     The Company is presently inactive and does not maintain a formal office. The Company receives mail at the office of its secretary, Richard M. Muller, at 1004 Depot Hill Rd., Ste. 1E, Broomfield, Colorado 80020. The Company has 30,410,017 shares issued and outstanding among 47 shareholders.

Business of Issuer
------------------

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

     On September 11, 2000, a Reorganization Agreement (the "Agreement") was executed by and among the Company, Freva Investment Trust, a common law business trust resident in California ("FTI"), Vancouver Telephone Company and/or assigns ("VTC"), which owns 100% of Sattel Global Networks, a private Delaware corporation which manufactures satellite systems for public switched telephone and data systems targeting primarily rural areas in "third world countries", and certain shareholders of the Company who represented approximately 57% of the outstanding shares of the Company's common stock. At the closing of the transactions contemplated by the Agreement, the current stockholders of the Company would have owned less than 1.5% of the outstanding shares of the Company's common stock and the Company would have owned 100% of the existing business of Sattel, and all of the beneficial interests of FTI.

     On October 12, 2000, the Company's Board of Directors enacted a 1 to 15 reverse stock split and, restated and amended their Articles of Incorporation changing its name from Osteo Systems, Inc. to Sattel Global Networks, Inc.

     On October 16, 2000, the Company signed a definitive Reorganization Agreement, which was predicated upon several and various events and conditions which needed to take place. Those events and conditions were set forth in the

Plan of Reorganization and several ancillary agreements. If those events came to pass and the conditions were met, the Company's operations were to consolidate with Sattel Global Networks, Inc., a private Delaware corporation.

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

     Since its recent attempts to procure merger and acquisition opportunities have proved unfruitful, the Company intends to continue to review opportunities to pursue various options including viable merger/acquisition opportunities should they present themselves.

Capital Resources and Liquidity
-------------------------------

     During the quarter ended March 31, 2001, the Company did not issue any unregistered shares nor register any shares.

Results of Operations
---------------------

     For the three month ended March 31, 2001, the Company sustained a loss of $21.00 or $0.00 per share (basic and diluted) on revenue of $0.00. The loss in the first quarter of 2001 can be contributed to the fact the Company had no revenue producing operations. For the comparable period of 2000, the Company sustained a loss of $25.00, or $0.00 per share on revenue of $0.00.


                                 PART II


ITEM 1.  LEGAL PROCEEDINGS

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

The suit is progressing against these defendants and in addition, new management is contemplating initiating new and additional charges, including fraud and fraud in the inducement, against a couple of the former immediate officers and directors of the Corporation.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended March 31, 2001, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER

During the quarter ended March 31, 2001, there were no material events to report that have not been previously disclosed herein. (Please see, Part II, Item 1. "Legal Proceedings".)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended March 31, 2001, there were no reports on form 8-K.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of May, 2001.


SATTEL GLOBAL NETWORKS, INC.


/s/ Daniel Motsinger
--------------------
Daniel Motsinger, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Daniel Motsinger
--------------------
Daniel Motsinger,
President, Treasurer & Director         5/17/2001


/s/Richard Muller
-----------------
Richard Muller, Secretary & Director    5/17/2001