Form 10QSB
period 2001-06-30
SATTEL GLOBAL NETWORKS INC
filed 2001-08-20
CIK 1041771

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _____________.

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

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.01 par value) as of the quarter ended June 30, 2001, was 30,410,017.

                              TABLE OF CONTENTS

                                   PART I


                                                                          Page

ITEM 1.  FINANCIAL STATEMENTS.............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.......8


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS................................................9

ITEM 2.  CHANGES IN SECURITIES............................................10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................10

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................10

ITEM 5.  OTHER............................................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................10

         SIGNATURES.......................................................11

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Sattel Global Networks, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principals and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001.

                         Sattel Global Networks, Inc.
           (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                       and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                                BALANCE SHEET
                             As of June 30, 2001

     ASSETS                                                       $     0
                                                                  =======

     LIABILITIES

Due to related party                                              $ 2,021
                                                                  -------

     CAPITAL DEFICIT

Preferred stock, par value $0.01, 10,000,000
  shares authorized, none issued and outstanding
Common stock, par value $0.001, 100,000,000
  shares authorized, 30,410,017 shares issued
  and outstanding                                                 $30,410
Additional paid-in capital                                         22,885
Deficit accumulated during the development stage                  (55,316)
                                                                  -------
Total Capital Deficit                                             ( 2,021)
                                                                  -------
TOTAL LIABILITIES AND CAPITAL DEFICIT                             $     0
                                                                  =======

                         Sattel Global Networks, Inc.
           (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                       and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                           STATEMENTS OF EXPENSES
              For the Three Months Ended June 30, 2001 and 2000
        and the Period from March 6, 1997 (Inception) to June 30, 2001



                                       3 Mos. End   3 Mos. End    Inception
                                         June 30,     June 30,     Through
                                          2001          2000         2001

                                        ---------     --------     --------
General and administrative expenses          $ 21         $ 25     $ 55,316
                                        ---------     --------     --------
Net loss                                     $(21)        $(25)    $(55,316)
                                        =========     ========     ========
Net loss per common share                    $( 0)        $( 0)

Weighted average common shares
  outstanding                          30,410,017      410,017


                         Sattel Global Networks, Inc.
           (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                       and Blue Mountain Capital, Inc.)
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
              For the Three Months Ended June 30, 2001 and 2000
        and the Period from March 6, 1997 (Inception) to June 30, 2001


                                          3 Mos. End  3 Mos. End  Inception
                                           June 30,    June 30,    Through
                                             2001        2000        2001
                                           --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during
  the development stage                   $  (   21)   $    (25)   $(55,316)
Adjustments to reconcile net deficit
  to cash used by operating activities:
    Stock issued for services                                        32,320
    Writedown of organization costs                          25         500
Changes in:
  Accounts payable                           (2,000)
                                           --------    --------    --------
NET CASH USED BY OPERATING ACTIVITIES        (2,021)          0     (22,496)

NET CASH USED BY INVESTING ACTIVITIES
Organization costs                                                  (   500)
                                           --------    --------    --------
NET CASH FROM FINANCING ACTIVITIES
Proceeds from stock issuances                                        20,975
Advances from related party                   2,021                   2,021
                                           --------    --------    --------
NET CASH USED BY FINANCING ACTIVITIES         2,021                  22,926
                                           --------    --------    --------
NET INCREASE IN CASH                       $      0    $      0    $      0
                                           ========    ========    ========


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

The Company
-----------

     The Company is presently inactive and does not maintain a formal office. The Company receives mail at the office of its Secretary, Richard Muller, at 1004 Depot Hill Rd., Ste. 1E, Broomfield, Colorado 80020. The Company has 30,410,017 shares issued and outstanding among 47 shareholders.

Business of Issuer
------------------

     Sattel Global Networks, Inc. (hereinafter referred to as the "Company" or "Sattel"), was incorporated under the laws of the State of Colorado on March 6, 1997, as Blue Mountain Capital, Inc. The name was changed to Jewelnique Designs, Inc. on June 20, 1997.

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

Capital Resources and Liquidity
-------------------------------

     During the quarter ended June 30, 2001, the Company did not issue any unregistered shares nor register any shares.

Results of Operations
---------------------

     For the three month ended June 30, 2001, the Company sustained a loss of $21.00 or $0.00 per share (basic and diluted) on revenue of $0.00. The loss in the first quarter of 2001 can be contributed to the fact the Company had no revenue producing operations. For the comparable period of 2000, the Company sustained a loss of $25.00, or $0.00 per share on revenue of $0.00.

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

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended June 30, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended June 30, 2001, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended June 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER

Subsequent Event.

     On August 8, 2001, a Reorganization Agreement (the "Agreement"), was executed by and between the Company and certain stockholders of Urbani Truffles and Caviar, Inc., a private New York corporation ("URBANI"), representing 100% of the outstanding common stock , par value $0.001 per share. At the closing of the transactions contemplated by the Agreement, the current stockholders of Sattel will own less than 36% of the outstanding shares of Common Stock of Sattel and Sattel will own 100% of the existing business of URBANI. URBANI is a fifty (50) year old New York based supplier of exclusive and specialty foods to the restaurant and retail markets throughout the United States, servicing over 4,000 quality restaurants with gross sales of over $10,000,000. An interesting and informative account of the company's history as well as a comprehensive review of the products offered may be reviewed by accessing the company's website, http://www.urbani.com.
The Company plans to file a Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 which will offer a more comprehensive explanation of the Agreement between the Company and URBANI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     During the quarter ended June 30, 2001, there were no reports on form 8-
K.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of August, 2001.


     SATTEL GLOBAL NETWORKS, INC.

       /S/ DANIEL MOTSINGER
     __________________________________
     Daniel Motsinger, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /S/ DANIEL MOTSINGER
     __________________________________
     Daniel Motsinger,
     President, Treasurer & Director                8/20/2001



       /S/ RICHARD MULLER
     __________________________________
      Richard Muller, Secretary & Director          8/20/2001