Form 10QSB
period 2001-09-30
SATTEL GLOBAL NETWORKS INC
filed 2001-11-19
CIK 1041771

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _______________.



                          SATTEL GLOBAL NETWORKS, INC.
                         -----------------------------
            (Exact Name of Registrant as Specified in its Charter)

                          Primary Standard Industrial
        Colorado            Classification Code: 7385        84-1385900
        --------                                            ------------
(State of Incorporation)                             (I.R.S. Employer ID. No.)

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

                           Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.01 par value) as of the quarter ended September 30, 2001, was 30,410,017 with 47 shareholders of record.

                               TABLE OF CONTENTS



                                                                          Page
                                                                          ----

                                   PART I


ITEM 1.  FINANCIAL STATEMENTS.............................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........  4


                                   PART II


ITEM 1.  LEGAL PROCEEDINGS................................................  6

ITEM 2.  CHANGES IN SECURITIES............................................  7

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................  7

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................  7

ITEM 5.  OTHER............................................................  7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  8

         SIGNATURES.......................................................  9

                          SATTEL GLOBAL NETWORKS, INC.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                        and Blue Mountain Capital, Inc.)
                         (A Development Stage Company)
                                 BALANCE SHEET
                               September 30, 2001

ASSETS                                                          $      0
                                                                ========


LIABILITIES

  Accounts payable                                              $    600

  Due to related parties                                           2,021
                                                                --------
     Total Liabilities                                             2,621
                                                                --------

STOCKHOLDERS' DEFICIT
  Preferred stock, par value, $.01, 10,000,000
     shares authorized, none issued and outstanding
  Common stock, $.001 par value, 100,000,000
     shares authorized, 30,410,017 issued
     and outstanding                                              30,410

  Paid in capital                                                 22,885

  Deficit accumulated during the development stage               (55,916)
                                                                --------
     Total Stockholders' Deficit                                 ( 2,621)
                                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $      0
                                                                ========

                          SATTEL GLOBAL NETWORKS, INC.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                        and Blue Mountain Capital, Inc.)
                         (A Development Stage Company)

                             STATEMENTS OF EXPENSES
    For the Three Months and Nine Months Ended September 30, 2001 and 2000
                 and the period from March 6, 1997 (Inception)
                           Through September 30, 2001


                                3 Months     9 months     3 Months     9 Months    Inception
                                  Ended        Ended        Ended        Ended      Through
                                Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                  2001         2001         2000         2000         2001
                                --------     --------     --------     --------     --------
EXPENSES
  Other administrative                       $    621     $     25     $     50     $ 55,916
                                --------     --------     --------     --------     --------
     Net loss                                $   (621)    $    (25)    $    (50)    $(55,916)
                                ========     ========     ========     ========     ========

Loss per common share                $(0)         $(0)         $(0)         $(0)
Weighted average
  shares outstanding          30,410,017   30,410,017    6,150,000    6,150,000


                          SATTEL GLOBAL NETWORKS, INC.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                        and Blue Mountain Capital, Inc.)
                         (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2001 and 2000
                 and the period from March 6, 1997 (Inception)
                           Through September 30, 2001


                                                                     Inception
                                                                      Through
                                                2001        2000        2001
                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ (  621)   $    (50)   $(55,916)
  Adjustments to reconcile net income
     to net cash provided by
     operating activities
   Common stock issued for services                                     32,320
   Amortization of organization costs                           50         500
  Changes in:
   Accounts payable                             (1,400)                    600
                                              --------    --------    --------
   NET CASH USED BY
          OPERATING ACTIVITIES                  (2,021)          0     (22,496)
                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Organization costs                                                   (   500)
                                                                      --------
   NET CASH USED BY INVESTING
          INVESTING ACTIVITIES                                         (   500)
                                                                      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                           20,975
  Advances from related parties                  2,021                   2,021
                                              --------                --------
   NET CASH PROVIDED BY
          FINANCING ACTIVITIES                   2,021                  22,996
                                              --------    --------    --------
NET INCREASE (DECREASE) IN CASH                      0           0           0

CASH      - Beginning of period                      0           0           0
                                              --------    --------    --------
          - End of period                     $      0    $      0    $      0
                                              ========    ========    ========


                          SATTEL GLOBAL NETWORKS, INC.
            (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                        and Blue Mountain Capital, Inc.)
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sattel Global Networks, Inc. have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in the 10-KSB, have been omitted.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Sattel Global Networks, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated audited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as an Exhibit, and are incorporated herein by this reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company
------------

     The Company is presently inactive and does not maintain a formal office. The Company receives mail at the office of its president, Thomas Pierson, attorney-at-law, at 1004 Depot Hill Rd., Ste. 1E, Broomfield, Colorado 80020.

Business of Issuer
-------------------

     Sattel Global Networks, Inc. (hereinafter referred to as the "Company" or "Sattel"), was incorporated under the laws of the State of Colorado on March 6, 1997, as Blue Mountain Capital, Inc. The name was changed to Jewelnique Designs, Inc. on September 20, 1997.

     On September 17, 1998, the name was changed to Osteo Systems, Inc. ("OSYS"). The Company intended to develop and commercialize several biotech technologies related to bone healing for medical, dental and surgical applications. The Company was not able to complete its business objectives.

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

     There were conditions precedent upon the closing of this Acquisition Agreement, the primary being that the Company was to raise a minimum of $4,000,000 by February 20, 2001. If the Company did not raise the $4,000,000 by February 20, 2001, the agreement would be rescinded. The Company did not raise the monies as required per the Acquisition Agreement and it was mutually agreed to rescind the agreement. (See Part II, Item 1, "Legal Proceedings").

     On August 7, 2001, Sattel Global Networks, Inc., Urbani Acquisition Corp., a wholly-owned subsidiary of Sattel, and Rosario's Epicureo, Ltd. d/b/a Urbani Truffles & Caviar, U.S.A. entered into an agreement and plan of merger. Pursuant to the agreement, Urbani Acquisition Corp. shall merge into Rosario's Epicureo, Ltd. and each share of common stock of Rosario's Epicureo, Ltd. shall be converted into 50,625 shares of common stock of Sattel Global Networks, Inc. or such greater or lesser number of shares of common stock of Sattel Global Networks, Inc. such that the stockholders of Rosario's Epicureo, Ltd. shall hold 67.5% of the outstanding shares of common stock of Sattel Global Networks, Inc.

     Pursuant to the agreement, upon the closing of the merger, Sattel Global Networks, Inc. shall have 17,400,000 shares of common stock outstanding, including warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 1,200,000 shares of common stock at an exercise of $1.50 per share. In the event that the gross proceeds from the exercise of the warrants is not equal to at least $500,000 within 270 days of the closing of the merger, then the stockholders of Rosario's Epicureo, Ltd. shall be issued the number of additional shares of common stock of Sattel equal to the difference between 9,750,000 and a fraction, the numerator of which shall be equal to the product of 9,750,000 and the gross proceeds from the exercise of the warrants and the denominator of which shall be equal to 500,000. The closing of the merger is subject to certain closing conditions, including the delivery of all required consents and approvals, the satisfaction of all of the debts and liabilities of Sattel, the truth and accuracy of the representations contained in the agreement and the continued listing of Sattel's common stock on the National Association of Securities Dealers, Inc. OTC Electronic Bulletin Board.

     Urbani is a specialty food distributor of truffles, caviar, wild mushrooms, smoked fish and specialty game and foie gras to fine restaurants. Urbani also sells its products to gourmet shops, supermarkets, wholesalers, distributors and private retail customers. Urbani has a database of over 15,000 customers, including 5,000 accounts of which up to 2,000 are active at any one time. Urbani's customers include some of the finest and most well-known restaurants in the country. Pursuant to an exclusive license agreement with Urbani of Italy. Urbani is the sole distributor of Urbani branded products in the United States. Urbani of Italy is an unaffiliated company, which has been engaged in the truffle business in Italy for over 100 years.

     Urbani is committed to providing its customers high quality products at competitive prices and credit terms, at a range of price points with short lead times. Urbani serves its customers through two locations, one on the east coast in Long Island City, New York and the other on the west coast in Culver City, California. Both facilities include warehouse and refrigeration facilities from which Urbani packages and ships its products. Urbani utilizes its own fleet of trucks to handle local deliveries and for out-of-town deliveries Urbani utilizes common carriers, Federal Express and airlines. Urbani's distribution infrastructure is designed to warehouse and transport its products in temperature controlled environments that ensure delivery in optimal conditions.

     Based on industry reports, the specialty food industry is a $20 billion a year industry, which has grown at an annual rate of 7% per year since 2000. Management believes that the industry is highly fragmented consisting of small and medium sized companies selling a limited number of items and as a result, there is an opportunity for consolidation. Urbani's consolidation strategy is based on leveraging its industry knowledge, experienced management team, and brand recognition to acquire other specialty food distributors which market products that complement its current product lines, serve new customers or add geographic coverage to its existing operations. Urbani intends to leverage its distribution infrastructure and combined purchasing power to realize operating efficiencies and reduce duplicative overhead.

     Rosario's Epicureo, Ltd. doing business as Urbani Truffles USA was formed in New York in March 1984. Its principal office is located at 29-24 40th Avenue, Long Island City, New York. Its telephone number is (718) 392-5050.

Results of Operations
----------------------

     For the three month ended September 30, 2001, the Company sustained a loss of $25.00 or $0.00 per share (basic and diluted) on revenue of $0.00. The loss in the first quarter of 2001 can be attributed to the fact the Company had no revenue producing operations. For the comparable period of 2000, the Company sustained a loss a similar loss of $25.00, or $0.00 per share on revenue of $0.00.

Liquidity and Capital Resources
--------------------------------

     As of September 30, 2001, the Company had a negative working capital of $(2,621) with $0 total assets. The Company has funded its cash requirements through cash advances from related parties.


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

     On February 22, 2001, Seville Consulting Group, Inc., a Colorado corporation and a major shareholder in the Company, as Plaintiffs, filed a lawsuit against Erwin Liem, President's Corporate Group, E-Commerce, Inc., Jack Augsback & Company, Inc. and Madcon Company (collectively referred to as "Defendants") (Seville Consulting Group, Inc. vs. The President's Group, et al., CV01-01744-WMB, the Central District of California, seeking rescission of a September 11, 2000 agreement through which the Defendants obtained 4,400,000+ shares of Sattel Global Network common stock ("Sattel")(both restricted and free-trading) in exchange for Defendants' promise to raise $4,000,000 in capital or financing for Sattel Global Networks, Inc. The lawsuit alleges that Defendants failed to raise such capital or financing and that the September 11, 2000 agreement requires Defendants to return the shares they received due to Defendants' failure to perform as promised.

     The complaint seeks injunctive relief which would require the Defendants to return to Seville Consulting all of the Sattel Global Network shares which Defendants obtained as a result of the September 11, 2000 agreement, and seeks consequential, special and punitive damages of more than $500,000 against Defendants based upon claims of fraud, negligent misrepresentation, and claim and delivery. Seville Consulting also seeks a legal declaration from the Court that Defendants have no right, title or interest in the shares transferred to Defendants under the September 11, 2000 and an order cancelling the share certificates issued to Defendants.

     On September 26, 2001, the Court entered a Default Judgment against Defendants Erwin Liem, E-Commerce Investments, Inc., and President's Corporate Group, Inc. for failure to respond to the Company's Complaint in a timely manner. The Court ordered these Defendants to return to the Company, as the Plaintiff, "...all share certificates for common stock and/or control of all shares of Sattel Global Networks, Inc. stock which were received as of the September 11, 2000 agreements...". In addition to Defendants Erwin Liem, E-Commerce Investments, Inc., and President's Corporate Group, Inc., the Court's Order includes and extends to the following entities or parties: Interactive Business Channel, NBC Clearing Services, Southwest Securities, Inc., Sterne, Agee & Leech, Inc., Dean Witter Reynolds, Inc., Cale Capital Management, Dotcom, SA, Global Processing Services, Inc., Tynehd Holding, Vici Industries, Ltd., Valettea Global SA or any of the Defendants' agents, successors, stock brokers, clearing firms, assigns or others taking from or through the Defendants.

     The Court further ordered that Defendants Erwin Liem, E-Commerce Investments, Inc., and President's Corporate Group, Inc., NBC Clearing Services, Southwest Securities, Inc., Sterne, Agee & Leech, Inc., Dean Witter Reynolds, Inc., Cale Capital Management, Dotcom, SA, Global Processing Services, Inc., Tynehd Holding, Vici Industries, Ltd., Valettea Global SA or any of the Defendants' agents, successors, stock brokers, clearing firms, assigns or others taking from or through the Defendants, be enjoined, restrained, and prohibited from disbursing, distributing, paying, using, pledging, converting, selling, hypothecating or disposing of any Sattel stock certificates or Sattel shares held in "street name" which were transferred by Defendants Erwin Liem, E-Commerce Investments, Inc., President's Corporate Group, Inc., Sattel Global Networks, Inc., the public Colorado corporation, Sattel Global Networks, Inc., a private California corporation, or Plaintiff, Seville Consulting Group, Inc., at Defendants' request or instruction: Erwin Liem, E-Commerce Investments, Inc., President's Corporate Group, Inc., Signature Stock Transfer, Madcon Company, Jack Augsback and Company, and, NBC Clearing Services, Southwest Securities, Inc., Sterne, Agee & Leech, Inc., Dean Witter Reynolds, Inc., Cale Capital Management, Dotcom, SA, Global Processing Services, Inc., Tynehd Holding, Vici Industries, Ltd., Valettea Global SA or any of the Defendants' agents, successors, stock brokers, clearing firms, assigns or others taking from or through the Defendants.

     The Plaintiff is still negotiating with Defendants, Madcon Company and Jack Augsback and Company, regarding outstanding issues that the Company believes specifically pertains to their respective involvements concerning the issues set forth in the Company's legal complaint.

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended September 30, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended September 30, 2001, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER

     On November 5, 2001, the Company filed a Preliminary 14c Information Statement which proposed that the Company's shareholders consider and ratify the following:

  o to amend the Company's Articles of Incorporation in order to change its name from "Sattel Global Networks, Inc." to "Urbani Holdings, Inc." and

  o to ratify and approve a one for 12 reverse stock split in the outstanding shares of common stock, $.001 par value, of Sattel Global Networks, Inc.

  o to ratify the selection of the accounting firm of Allen G. Roth, P.A., as the Company's auditors for the year ending December 31, 2001.

  o to adopt the 2001 Employee Stock Option Plan which provides for the issuance of options to purchase up to 750,000 shares of common stock.

     Valid stockholders of record, as certified by Signature Stock Transfer, Inc., the Company's transfer agent, as of November 10, 2001 shall be eligible to vote at the meeting.

      Certain stockholders of the Company who own more than 10% of the shares of Common Stock of the Company and have advised the Company that they intend to vote in favor of the proposals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     During the quarter ended September 30, 2001, a Form 8-K was filed on September 14, 2001 regarding the Agreement and Plan of Merger by and among Sattel Global Networks, Inc., Urbani Acquisition Corp. and Rosario's Epicureo, Ltd. d/b/a Urbani Truffles & Caviar U.S.A. dated August 7, 2001.

     Exhibits
     --------

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

     10.1 Agreement and Plan of Merger by and among Sattel Global Networks, Inc., Urbani Acquisition Corp. and Rosario's Epicureo, Ltd. d/b/a Urbani Truffles & Caviar U.S.A. dated August 7, 2001

     99.1 Default Judgment filed September 25, 2001 with the United States District Court, Central District of California

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November, 2001.


     SATTEL GLOBAL NETWORKS, INC.


     /s/ Daniel Motsinger
     ---------------------
     Daniel Motsinger, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ Daniel Motsinger
     ---------------------
     Daniel Motsinger,
     President, Treasurer & Director             11/19/2001


     /s/ Richard Muller
     ---------------------
     Richard Muller, Secretary & Director        11/19/2001