Form 10KSB
period 2001-12-31
URBANI HOLDINGS INC
filed 2002-04-16
CIK 1041771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10- KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________  to ______________

                         Commission File Number 0-22783

                              URBANI HOLDINGS, INC.
                 (Name of small business issuer in its charter)

        Colorado                                          95-3966853
-------------------------------              -----------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification No.)


               20-24 40th Avenue, Long Island City, New York 11101
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number:(718) 392-5050

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Securities registered pursuant to Section 12(g) of the Exchange Act:

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
                                     YES     X             NO
                                        ------------          ------------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $ 0


The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of March 31, 2002 was 5,634,000 with an approximate aggregate market value of $2,873,340 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of March 31, 2002 was 15,150,000.

                                TABLE OF CONTENTS

Item Number and Caption                                       Page

PART I
      Item 1.    Description of Business.                       1
      Item 2.    Description of Properties                      8
      Item 3.    Legal Proceedings.                             9
      Item 4.    Submission of Matters to a Vote of
                  Security Holders                              9

PART II
      Item 5.    Market for Common Equity and Related
                  Stockholder Matters.                          9
      Item 6.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operation or Plan of Operation                10
      Item 7.    Financial Statements.                          11
      Item 8.    Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure.                                   11

PART III 11
      Item 9.    Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act             11
      Item 10.   Executive Compensation.                        13
      Item 11.   Security Ownership of Certain Beneficial
                  Owners and Management.                        16
      Item 12.   Certain Relationships and Related
                  Transactions.                                 17
      Item 13.   Exhibits, Financial Statement Schedules,
                  and on Form 8-K.                              F-1

                                     PART I

Item 1.Description of Business.

Introduction

         The Company was incorporated under the laws of the State of Colorado in March 1997, as Blue Mountain Capital, Inc. The name was changed to Jewelnique Designs, Inc. in June 1997 and to Sattel Global Networks, Inc. in October 2000. The Company had initially planned to design, manufacture, market and distribute a specialized line of jewelry products. However, the Company did not effectuate its business plan.

         On March 15, 2002, pursuant to the agreement dated August 7, 2001, by and among Sattel Global Networks, Inc., Urbani Acquisition Corp., a wholly-owned subsidiary of Sattel Global Networks, Inc., and Rosario's Epicureo, Ltd. d/b/a Urbani Truffles & Caviar, U.S.A., Urbani Acquisition Corp. merged into Rosario's Epicureo, Ltd. In connection with the agreement, the shares of common stock of Rosario's Epicureo, Ltd. were converted into 10,125,000 shares of common stock of Sattel Global Networks, Inc. In connection with the transaction, Sattel Global Networks, Inc. changed its name to Urbani Holdings, Inc.

         Pursuant to the agreement, as a result of closing the merger, Sattel Global Networks, Inc. has 15,150,000 shares of common stock outstanding, together with warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.00 per share and warrants to purchase 1,200,000 shares of common stock at an exercise of $1.50 per share. In the event that the gross proceeds from the exercise of the warrants is not equal to at least $500,000 within 270 days of the closing of the merger, then the stockholders of Rosario's Epicureo, Ltd. shall be issued the number of additional shares of common stock equal to the difference between 975,000 and a fraction, the numerator of which shall be equal to the product of 975,000 and the gross proceeds from the exercise of the warrants and the denominator of which shall be equal to 500,000.

         Since the completion of the merger, the Company refocused its strategy, and as a result, the description of its business in this Form 10-KSB refers to the operations of Rosario's Epicureo, Ltd., its wholly owned subsidiary.

         The number of shares of common stock referred to in this Form 10-KSB reflects a one for 12 reverse stock split effectuated on January 25, 2002. The financial statements which were prepared prior to such date do not reflect the one for 12 reverse stock split.

Overview

         Rosario's Epicureo, Ltd. is a specialty food distributor of truffles, caviar, wild mushrooms, smoked fish and specialty game and foie gras to fine restaurants. Rosario's Epicureo, Ltd. also sells its products to gourmet shops, supermarkets, wholesalers, distributors and private retail customers and has a database of over 15,000 customers, including 5,000 accounts of which up to 2,000 are active at any one time. Its customers include some of the finest and most well-known restaurants in the country. Pursuant to an exclusive license agreement Rosario's Epicureo, Ltd. is the sole distributor of Urbani branded products in the United States. Urbani is an unaffiliated company, which has been engaged in the truffle business in Italy for over 100 years.

Description of Rosario's Epicureo, Ltd.

         The Company is committed to providing its customers high quality products at competitive prices and credit terms, at a range of price points with short lead times. The Company serves its customers through two locations, one on the east coast in Long Island City, New York and the other on the west coast in Culver City, California. Both facilities include warehouse and refrigeration from which the Company packages and ships its products. The Company uses its own fleet of trucks to handle local deliveries and for out-of- town deliveries it utilizes common carriers, Federal Express and airlines. The Company's distribution infrastructure is designed to warehouse and transport its products in temperature controlled environments that ensure delivery in optimal conditions.

         Based on industry reports, the specialty food industry is a $20 billion a year industry, which has grown at an annual rate of 7% per year since 2000. The Company believes that the industry is highly fragmented consisting of small and medium sized companies selling a limited number of items and as a result, there is an opportunity for consolidation. The Company's consolidation strategy is based on leveraging its industry knowledge, experienced management team, and brand recognition to acquire other specialty food distributors which market products that complement its current product lines, serve new customers or add geographic coverage to its existing operations. The Company intends to leverage its distribution infrastructure and purchasing power to realize operating efficiencies and reduce duplicative overhead, each of which will be achieved as the Company acquires other companies.

         Rosario's Epicureo, Ltd. doing business as Urbani Truffles USA was formed in New York in March 1984. Its principal office is located at 29-24 40th Avenue, Long Island City, New York. Its telephone number is (718) 392-5050. Its website address is located at Information contained in its website is not incorporated herein.

Specialty Food Industry

         The National Association of Specialty Food Trade (NASFT), estimates that retail sales of packaged gourmet/specialty foods reached $20.0 billion in 2000, an approximately 31% increase from sales of $15.3 billion in 1996. NASFT projects retail sales to increase at a 6.7% compound annual growth rate from 2000 to 2005 and to surpass $27.6 billion in 2005. The NASFT divides the gourmet/specialty food market into six categories, coffee/tea, confectionery/desserts, condiments, cheese, pasta/grains and other foods. In 2000 the coffee/tea category accounted for 21% of retail sales and is projected to increase at a 10.4% compound annual growth rate and to account for 24% of retail sales of gourmet/specialty foods in 2005. In 2000 the confectionery/dessert category accounted for 20% of retail sales and is projected to increase at a 6.1% compound annual growth rate and to account for 19% of retail sales of gourmet/specialty foods in 2005. In 2000 the condiments category accounted for 13% of retail sales and is projected to increase at a 7% compound annual growth and to account for 13% of retail sales of gourmet/specialty foods in 2005. In 2000 the cheese category accounted for 12% of retail sales and is projected to increase at a 4% compound annual growth rate and to account for 10% of retail sales of gourmet/specialty foods in 2005. In 2000 the pasta/grains category accounted for 4% of retail sales and is projected to increase at a 4.8% compound annual growth rate and to account for 4% of retail sales of gourmet/specialty foods in 2005. In 2000 the all other products category accounted for 30% of retail sales and is projected to increase at a 6.1% compound annual growth rate and to account for 29% of retail sales of gourmet/specialty foods in 2005.

Strategy

         The Company's strategy is to maintain and expand its position in the marketplace as a recognized specialty food distributor targeting fine restaurants and hotels, gourmet stores, supermarkets, warehouse clubs, private customers, airlines and cruise ships. Key elements of the Company's strategy include:

         Increasing market share of existing accounts

         The Company believes that customers within its existing markets for whom it is not the principal specialty food supplier represent an additional market opportunity for the Company. The Company intends to increase sales to existing accounts and to become the primary specialty food distributor for more of its customers. The Company seeks to combine what it believes is its strengths in quality, service, credit, product selection and price, to increase its sales per delivery to its customers. The Company intends to increase its sales to its existing accounts by increasing its product offerings through its acquisition strategy and strengthening its relationships at restaurants through consultations and advice, regarding menu, planning and other logistical support. The Company's goal is to create one stop shopping for restaurants, serving more of their culinary needs. The Company plans to have its sales representatives focus on increasing sales to its existing accounts including personalized product demonstrations as well as demonstrations at food shows.

         Promoting brand recognition

         The Company intends to increase sales of its branded products by focusing on brand marketing by utilizing several methods which should result in brand recognition such as providing supermarkets with point of sale and other promotional material to gain visibility. The Company also plans to offer a "gourmet product of the month club" featuring gourmet selections each month. In addition, the Company intends to focus on obtaining press coverage of industry events. The Company believes that word of mouth with respect to its products, services and general reputation is an important aspect of promoting its brand name. The Company also relies on its corporate heritage. Urbani of Italy has been engaged in the truffle business for over 100 years and the Company believes that it is one of the world's best known names for high quality truffles and other gourmet foods. The Company intends to promote its brand name by utilizing strategic placement of its products and its product name in trade publications, cookbooks, national and local television and radio shows as well as on-site appearances. The Company plans to place advertisements in national and trade publications, to hold cooking demonstrations at gourmet locations and gourmet classes, and to participate in charitable fund raising events. The Company's promotional activities may also include the "Urbani Food Show," which will be a traveling show that enables its management and sales representatives to meet with chefs, supermarket buyers and journalists in major markets, such as New York City, Los Angeles, San Francisco, Chicago and Boston. The Company also plans to participate at high visibility food shows. Other promotional activities may also include, web site features, direct mailing of its catalog and other promotional materials and serving as a reference source for food critics and authors.

         Pursuing Strategic Acquisitions

         The Company believes that strategic acquisitions will allow it to accelerate sales growth, increase profitability and expand its geographic presence. The Company is in the process of identifying and evaluating acquisition candidates consistent with its consolidation strategy, which targets companies that market and distribute products that complement its existing product lines, generate significant sales from customers not currently served by it, maintain a strong competitive position within a rapidly growing segment of the specialty food distribution market and/or facilitate its entry into new geographic markets not currently served by it.

         The Company believes that its operating strategy and the flexibility of its centralized computer system will facilitate the smooth and rapid integration of the operations the Company acquires. The Company believes access to its information systems, centralized purchasing operations and broad product lines can reduce the operating expenses and enhance the sales and profit margins of an acquired business.

Products

         The Company's extensive selection of high-quality speciality food enables the Company to be a source of supply to a diverse base of customers with varying needs. The Company's product line of over 950 items comprises a broad selection of truffles, caviar, wild mushrooms, smoked fish and specialty game and foie gras. The Company also offers a line of accessories to be used with its products.

         The Company is continually evaluating new products based on existing and anticipated trends in consumer preferences and buying patterns. The Company's buyers regularly attend trade shows to review the latest products likely to be of interest to its customers. The Company also actively solicits suggestions for new products from its customers and it encourages its buyers to react quickly to changing consumer preferences and to evaluate new products and new product categories.

Information Systems

         The Company believes that its information management systems provide it a significant competitive advantage. The Company manages the ordering, receiving, warehousing and delivery of approximately 950 products through computer information systems on a facility-by-facility basis. Operating in this manner should allow consistent implementation of the best practices in the distribution industry, which the Company believes will generate higher returns on investment. The Company also believes its systems will ensure the consistency of product, sales and financial data on a company-wide basis. These systems include:

         an integrated order management system that performs real-time allocation of inventory among its distribution facilities and allows for orders to be input through a variety of methods, including phone, fax and Internet;

         a warehouse inventory management system that allows for automatic storage and retrieval to ensure the proper rotation of products in the warehouse;

         purchasing and forecasting tools that assist the Company in the management of inventory by analyzing the benefits of economic order quantities and buying promotions; and

         a data warehouse system that allows us systematically to analyze the profitability of customer accounts, sales territories and product groups.

         The Company plans to undertake technology-based initiatives that it expects will enhance its efficiency, reduce distribution costs, improve customer service and generate additional sales.

Customers and Suppliers

         The Company has a diverse customer base and serve a wide variety of establishments. The Company currently ships its products to approximately 2,000 customer locations nationwide. The Company's on-time delivery services are a key element of its business.

         The Company's primary customers are fine restaurants and hotels. The "white table cloth" restaurants represent the largest segment of its business. These customers include some of the country's most well known restaurants and chefs in the United States. The Company provides these customers with a high level of service, including knowledgeable sales representatives, competitive credit terms, diverse inventory, on-time deliveries, high quality products and efficient communication network. For the year ended December 31, 2001, restaurants and hotels generated approximately 70% of the Company's net sales, gourmet shops and supermarkets 15% of net sales, wholesalers and distributors 10% of net sales and individual and Internet sales 5% of its net sales.

         The Company's buyers have extensive experience in their product lines. The Company purchases its products from over 70 suppliers. Except for Urbani of Italy, the Company did not purchase more than 5% of its products from any single supplier. The Company's buyers attempt to purchase its products directly from the source. The Company believes that this strategy enables it to purchase higher quality products at more advantageous terms. Urbani of Italy is the Company's primary supplier. For the year ended December 31, 2001, the Company purchased over 35% of its products from Urbani of Italy. The Company has an exclusive license to sell Urbani products in the United States. Pursuant to the agreement, the Company is obligated to purchase at least $1,000,000 of Urbani products each year. The license agreement is of indefinite duration, but may be cancelled upon 60 days written notice upon mutual consent. The Company collaborates with Urbani of Italy in advertising and promoting the Company's products.

Sales and Marketing

         The Company's sales and customer service representatives solicit and process orders, service customers by telephone, review customer account balances and assist with the delivery of new product information to its customers. In addition, the Company's sales representatives advise customers on menu selection, and methods of preparing and serving food. The Company's sales representatives are trained to stress the scope and quality of services that the Company can provide to its customers. The Company's sales commission program rewards account profitability and promotes its growth. The Company systematically measures the profitability of each account and product segment and modify its incentive programs accordingly. The Company maintains sales offices at each of its locations.

         The Company intends to develop a variety of marketing services that cater to a broad range of retail formats. These programs will be designed to educate consumers, profile suppliers and increase sales for retailers. The Company is planning to supplement its market presence with advertising campaigns in trade publications, demonstrations, and attendance at food shows, which will focus on its ability to service targeted industry segments. The Company intends to support its marketing efforts with a variety of promotional services and programs, press trips and its web site,

Distribution

         The Company distributes its products from its facilities located in New York and California. Each facility operates a warehouse complex housing frozen, refrigerated and dry storage areas as well as office space for sales, marketing, administration and distribution personnel.

         Approximately 50% of the Company's orders are placed for delivery for the next day. Products are automatically reserved for distribution at the time of order, thereby ensuring complete fulfillment of orders upon delivery. Prior to loading, customer orders are assembled and sorted in the warehouse to ensure order completeness. The products are staged according to the required delivery sequence. The Company delivers products using its fleet of trucks and vans, each of which is refrigerated. The Company supplements its fleet of trucks by utilizing Federal Express, UPS, common carriers and airlines for out-of-town deliveries.

 Competition

         In recent years, the specialty food distribution industry has been characterized by significant consolidation and the emergence of larger competitors. The Company competes in each of its markets with companies such as Mushrooms & More, Baldor, Caspian Caviar and Belcanto among others.

         The Company believes that distributors in the specialty food industry compete principally on the basis of service and reliability, product quality, price and customer relations. The Company believes it will be able to compete with smaller regional and local distributors because of its product selection, the high quality of its products and services, competitive pricing and advantageous credit terms. Some of its competitors have greater financial, marketing and other resources than the Company. Although the Company believes it can compete effectively within its industry, the Company may not be able to maintain its competitive position against current and potential competitors.

Environmental Matters

         The Company must comply with federal, state and local environmental requirements, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the clean up of properties affected by pollutants. The Company does not currently anticipate any material adverse effect on its business or financial condition as a result of its efforts to comply with environmental requirements.

Intellectual Property

         The Company utilizes a distinctive trademark of a truffle hunter and his dog used in connection with the marketing of its Urbani brand products. The trademark is registered with the U.S. Patent and Trademark Office. The Company intends to maintain the integrity of its trademarks and other proprietary names and marks against unauthorized use and to protect against infringement and unfair competition where circumstances warrant. The Company is not aware of any currently infringing uses.

Employees

         At December 31, 2001, the Company had 45 full-time employees, of which five were employed in corporate management and administration 12 in sales and 28 in warehouse, fulfillment, packaging and delivery. The Company has not experienced any labor disputes or work stoppages, and has no collective bargaining contracts. The Company believes that its relationship with its employees is good.

Regulation and Legal Proceedings

         As a marketer and distributor of food products, the Company must operate its business in compliance with the Federal Food, Drug and Cosmetic Act and regulations issued by the U.S. Food and Drug Administration. The FDA regulates manufacturing and holding requirements for foods through its current good manufacturing practice regulations, specifies the standards of identity for specified foods and prescribes the format and content of information required to appear on food product labels. The FDA also regulates hazard analysis critical control points, or HACCP, compliance for seafood processors. Some product lines are regulated by the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act and other regulations issued by the U.S. Department of Agriculture. The USDA imposes standards for product quality and sanitation including the inspection, labeling and HACCP compliance of meat and poultry products and the grading and commercial acceptance of produce shipments from its suppliers. The Company must also comply with state and local regulation relating to the licensing of its facilities, enforcement by state and local health agencies of state and local standards for its products and regulation of its trade practices in connection with the sale of its products. The Company's facilities generally are inspected at least quarterly by state and/or federal authorities. The Company's facilities may be inspected by, and it must comply with regulations issued under, the Occupational Safety and Health Act by the Department of Labor, which require it to comply with manufacturing, health and safety standards to protect its employees from accidents and to establish hazard communication programs to transmit information on the hazards of various chemicals present in products that it distributes and uses.

         The Company is regulated by numerous federal, state and local regulatory agencies, including the U.S. Department of Labor, which sets employment practice standards for workers, and the U.S. Department of Transportation, which regulates qualification and licensing of drivers, transportation of perishable and hazardous materials, and waste. The Company believes that it is in compliance in all material respects with all applicable government regulations.

Item 2.  Description of Properties

         The Company's corporate headquarters located at 29-24 40th Avenue, Long Island City, New York consists of approximately 10,000 square feet including 1,800 square feet of office space and 8,000 square feet of warehouse space, including 3,000 square feet of refrigeration and freezer facilities. The Company pays an annual rental of approximately $70,000 and its lease expires in April, 2002. The Company's New York office serves as its main executive office as well as showroom. In addition, the Company utilizes its New York office for all other functions not directly associated with its California office. The Culver City, California office, located at 8657 Hayden Place, consists of approximately 4,000 square feet including 1,000 square feet of office space and 3,000 square feet of warehouse space. The Company pays an annual rental of approximately $50,000 and its lease expires in July, 2004. The Company anticipates that it will require additional facilities to support its growth strategy and that additional facilities will be available on commercially reasonable terms.

Item 3.Legal Proceedings.

         There are no material legal proceedings pending or, to the Company's best knowledge, threatened against the Company.

Item 4.Submission of Matters to a Vote of Security Holders

         On December 28, 2001 at a meeting of the stockholders, the following actions were adopted:

         (1) the stockholders approved an amendment to the Company's certificate of incorporation changing the name to "Urbani Holdings, Inc.";

         (2)  the stockholders approved a one for 12 reverse stock split;

         (3) the stockholders approved the appointment of Allen G. Roth, P.A., as the Company's auditors for the year ended December 31, 2001; and

         (4) the Company approved the adoption of the 2001 Stock Option Plan to purchase 750,000 shares of common stock (post-split).

         In each case, 2,770,469 shares voted for the proposal and no shares voted against the proposal.


                                     PART II

Item 5.Market for Common Equity and Related Stockholder Matters.

         (a)  Market Information.

                  The common stock is traded on the NASD Over-The-Counter Bulletin Board under the symbol "UBNI." Prior to January 2002, the common stock traded under the symbol "SGNW." The following table sets forth the range of high and low last sales price for the Company's common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. The prices below reflect a one for 12 reverse stock split effected in January, 2002. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2000                          High          Low
--------------------------------------------------
1st quarter                 $208.124      $33.755
2nd quarter                 $208.145      $33.845
3rd quarter                 $315.044      $33.845
4th quarter                 $315.044       $2.628

2001
1st quarter                   $3.00        $.720
2nd quarter                   $1.20        $.84
3rd quarter                   $1.68        $.93
4th quarter                   $1.20        $.60

         (b)      Security Holders

         The approximate number of record holders of shares of the Company's common stock as of March 31, 2002 was 75.

         (c)      Dividends

         The Company has not paid dividends within the last three years and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company presently intends to utilize all available funds for the development and growth of its business and operations.

         (d)      Recent Sales of Unregistered Securities

         In the fourth quarter of the fiscal year ended December 31, 2001, the Company issued 1,340,831 shares of common stock to Morrelli Consulting, Inc. in a transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.Management's Discussion and Analysis of Financial Condition and Results ofOperation or Plan of Operation .

         Special Note Regarding Forward-Looking Statements. Certain statements in this report and elsewhere (such as in the Company's other filings with the Securities and Exchange Commission, press releases, presentations by its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. The Company does not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The discussion herein refers only to the activities of the Company prior to the transaction with Rosario's Epicureo, Ltd.

Results of Operations

         For the year ended December 31, 2001, the Company incurred operating expenses of $1,011,703 as compared to $32,219 for the year ended December 31, 2000. The increase in operating expenses was attributable to shares of common stock issued for reimbursement of expenses and for consulting fees.

Liquidity and Capital Resources

         The Company has primarily funded its working capital through the issuance of its securities for its obligations. The Company's capital requirements for the next 12 months will be dependent upon the capital requirements of Rosario's Epicureo, Ltd.

Item 7.Financial Statements.

         See Item 13 of this form 10-KSB "Exhibits and Reports on Form 8-K."

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth the names and ages of all current directors of the Company and all persons who will become directors ten days after the filing of an information statement along with their position, offices and term.

Name                            Age        Position
Rosario Safina                  43         Chairman of the Board, President and
                                           Chief Executive Officer
Marvin Jacobs                   45         Chief Operating Officer, Chief
                                           Financial Officer and Secretary
Sir Brian Wolfson(1)            66         Director
Michael Corsello(1)             44         Director
Duke E. D'Antin Villalba(1)     73         Director
Richard M. Muller(2)            49         Director

(1) Will become a director not less than ten days following the mailing of an information statement to the Company's stockholders and the filing of an information statement with the Securities and Exchange Commission.

(2) Shall resign as a director not less than ten days following the mailing of an information statement to the Company's stockholders and the filing of an information statement with the Securities and Exchange Commission.

         Rosario Safina has been the Chairman, Chief Executive Officer and President of Rosario's Epicureo, Ltd. since inception in 1984. Prior to founding Rosario's Epicureo, Ltd., Mr. Safina developed an Italian food and wine catalog under the name Rosario's Commestibili. He also has experience as a media buyer and direct marketing account executive. Mr. Safina holds a B.S. degree from
Bernard Baruch College.   Mr. Safina will serve as Chairman, Chief Executive
Officer and President of the Company and became a director of the Company upon the closing of the merger.

         Marvin Jacobs has been the Chief Operating Officer and Chief Financial Officer of Rosario's Epicureo, Ltd. since 1996. From 1984 to 1996 he was a principal of Marvin Jacobs Association providing public accounting, tax and management consulting services. Mr. Jacobs has a B.A. in accounting from Adelphi University. Mr. Jacobs became the Chief Operating Officer, Chief Financial Officer and Secretary of the Company upon the closing of the merger.

         Sir Brian Wolfson is currently chairman of the boards of directors of Fruit of the Loom, Inc. and Kepner-Tregoe, Inc., a global consulting company. He is also a member of the board of directors of Autotote Corporation, a developer and provider of computer software and hardware and a director of Playboy Enterprises, Inc. He has served as Chairman of Global Health Alternatives, Inc., a company principally involved in health products from October 1995 to February 1998. From January 1986 to June 1995, he served as Chairman of Wembley plc, a company engaged in the sports and entertainment industry. From 1967 to 1970, he served as joint managing director of Granada Group, a media and broadcasting company based in the United Kingdom.

         Michael Corsello is currently Director of Marketing and Purchasing for Advantage International Foods, a specialty cheese importer and distributor. From December 1999 to May 2001, Mr. Corsello was president and a partner at High Noon Always, an upscale fast food restaurant. From December 1997 to December 1999, Mr. Corsello was a director of deli, bakery and culinary development at Kings Super Markets. From April 1993 to July 1997, he served as vice president and director of deli, prepared foods and cheese for Fresh Fields. From September 1983 to April 1993, he served in various capacities for Macy's Northeast.

         Duke E. d'Antin Villalba is the Chairman of F.F.C.C. Foreign Finance and Commerce Corporation (Panama) and the Founder and President of S.I.R.S. (Italy), Societa Italiana, Ricerche Steroidi, a company specializing in the base manufacturing of steroids and advanced antibiotics. From May 1995 to December 2001, Duke E. D'Antin Villalba has been the president of The Hasburg Foundation. He is a director of the Association of Diplomatic Correspondents and Athra Trading Inc.

         Richard M. Muller, director, 1972-1975 educated at University of Colorado, (Boulder, Colorado), Bachelor of Science Degree, Business Administration Marketing and Finance. From 1977-1978, Mr. Muller worked at Golden Eagle Marketing, Inc., Denver, CO, a Vice President, Co-Owner of Factory Built Housing Manufacturing Company; 1979-1984, Caroni Mineral Corporation, Denver, CO, as Vice President, Member Board of Directors a Gold Exploration and Mining Company; 1985-1987, European Exchange Enterprises, Inc., Budapest, Hungary as President, Board of Directors - Consumer products distribution and founders of wireless telephone service in Hungary; 1999-Present Centennial Banc Share Corporation, Denver, CO, Member Board of Directors; 1986-Present - Consulting Services, Denora Corporation, AEC Aruba corporation, Attorney-in-fact for a diversified investment company specializing in Latin America.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2001, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2001, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10.Executive Compensation.

Executive compensation.

         The Company did not pay any compensation to its executive officers for the years ended December 31, 2000 and 2001.

Board Composition.

         The Company's board of directors will consist of four directors. At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors.

         Each officer is elected by, and serves at the discretion of, the Company's board of directors. There are no family relationships among any of its directors, officers or key employees. Each of its officers and directors, other than independent directors, devotes his full time to the Company's affairs.

Stock Option Plan.

         The 2001 Plan provides for the grant to employees, officers, directors, consultants and independent contractors of up to 750,000 non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 ("Code"). The purpose of the 2001 Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company.

         The 2001 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. The exercise price of incentive stock options granted under the 2001 Plan is required to be no less than the fair market value of the common stock on the date of grant (110% in the case of a greater than 10% stockholder). The exercise price of non-qualified stock options is required to be no less than 85% of the fair market value of the common stock on the date of grant. Options may be granted for terms of up to 10 years (5 years in the case of incentive stock options granted to greater than 10% stockholders). No optionee may be granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. If an optionee ceases to be employed by, or ceases to have a relationship with the Company, such optionee's options expire six months after termination of the employment or consulting relationship by reason of death, one year after termination by reason of permanent disability, immediately upon termination for cause and three months after termination for any other reason.

         In order to exercise an option granted under the 2001 Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) in the form of such other consideration as may be determined by the Committee and permitted by applicable law.

         Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the 2001 Plan. The Committee may at any time discontinue granting options under the 2001 Plan or otherwise suspend, amend or terminate the 2001 Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Committee shall deem advisable. However, the Committee has no authority to make any amendment or modifications to the 2001 Plan or any outstanding option which would: (i) increase the maximum number of shares which may be purchased pursuant to options granted under the 2001 Plan, either in the aggregate or by an optionee, except in connection with certain antidilution adjustments; (ii) change the designation of the class of employees eligible to receive qualified options; (iii) extend the term of the 2001 Plan or the maximum option period thereunder; (iv) decrease the minimum qualified option price or permit reductions of the price at which shares may be purchased for qualified options granted under the 2001 Plan, except in connection with certain antidilution adjustments; or (v) cause qualified stock options issued under the 2001 Plan to fail to meet the requirements of incentive stock options under
Section 422 of the Code. Any such amendment or modification shall be effective immediately, subject to stockholder approval thereof within 12 months before or after the effective date. No option may be granted during any suspension or after termination of the 2001 Plan.

         The 2001 Plan is designed to meet the requirements of an incentive stock option plan as defined in Code Section 422. As a result, an optionee will realize no taxable income, for federal income tax purposes, upon either the grant of an incentive stock option under the 2001 Plan or its exercise, except that the difference between the fair market value of the stock on the date of exercise and the exercise price is included as income for purposes of calculating Alternative Minimum Tax. If no disposition of the shares acquired upon exercise is made by the optionee within two years from the date of grant or within one year from the date the shares are transferred to the optionee, any gain realized upon the subsequent sale of the shares will be taxable as a capital gain. In such case, the Company will be entitled to no deduction for federal income tax purposes in connection with either the grant or the exercise of the option. If, however, the optionee disposes of the shares within either of the periods mentioned above, the optionee will realize earned income in an amount equal to the excess of the fair market value of the shares on the date of exercise (or the amount realized on disposition if less) over the exercise price, and the Company will be allowed a deduction for a corresponding amount.

Limitations of Liability and Indemnification of Directors and Officers

         The Company's certificate of incorporation and bylaws limit the liability of directors and officers to the maximum extent permitted by Colorado law. The Company will indemnify any person who was or is a party, or is threatened to be made a party to, an action, suit or proceeding, whether civil, criminal, administrative or investigative, if that person is or was a director, officer, employee or agent of the Company or serves or served any other enterprise at the Company's request.

         In addition, the Company's certificate of incorporation provides that generally a director shall not be personally liable to the Company or its stockholders for monetary damages for breach of the director's fiduciary duty. However, in accordance with Colorado law, a director will not be indemnified for a breach of its duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation or any transaction from which the director derived improper personal benefit.

Item 11.Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as to the common stock ownership of each of the Company's directors, executive officers, all executive officers and directors as a group, and all persons known by the Company to be the beneficial owners of more than five percent of its common stock. Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

         The table below sets forth information, as of March 31, 2002, with beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, by each of its directors, by each named executive officer, and by all of its officers and directors as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

         Except as indicated in the footnotes to this table, the Company believes that all the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Commission, a person or entity is deemed to be the beneficial owner of securities that can be acquired by such person or entity within 60 days from March 31, 2002 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 2002 have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

                               Amount and Nature of
Name of Beneficial Owner (1)     Beneficial Owner          Percent of Class
----------------------------------------------------------------------------

Rosario Safina (2)                  8,994,000                    59.4%

Columbia Financial Group, Inc.      1,366,400                     8.5%

Richard M. Muller                     112,126                      *

All executive officers and
directors as a group (3 persons)    9,516,000                    62.8%


(1) The address of Mr. Safina is c/o the Company. The address of Columbia Financial Group, Inc. is 1301 York Road, Suite 400, Lutherville, Maryland 21093. The address of Richard M. Muller is 1004 Depot Hill Road, Broomfield, Colorado 80020.
(2) Includes 404,730 shares of common stock owned by Linda Ong Safina, Mr. Safina's wife and 89,940 shares of common stock owned by Rosario Safina and Linda Ong Safina f/b/o Paolo Safina Trust.
(3) Includes 1,000,000 shares of common stock issuable upon the exercise of warrants.

Item 12. Certain Relationships and Related Transactions.

         In the fourth quarter of 2001, the Company issued 1,340,831 shares of common stock to Morrelli Consulting, Inc. in consideration of services and the reimbursement of expenses.

Item 13.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.



(a)      Index to Financial Statements

                                                                   Page

Balance Sheet (a/o December 31, 2001)                              F-3

Statement of Expenses (Years ended December 31, 2001
and 2000 and the Period from March 7, 1997 (Inception)
to December 31, 2001)                                              F-4

Statement of Capital Deficit (For the Period from March 7,
1997 (Inception) through December 31, 2001)                        F-5

Statement of Cash Flows (For the years ended December 31,
2001 and 2000 and the Period from March 7, 1997 (Inception)
to December 31, 2001                                               F-6

Notes to Financial Statements                                      F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   Sattel Global Networks, Inc.
   (A Development Stage Company)
   Broomfield, Colorado

We have audited the accompanying balance sheet of Sattel Global Networks, Inc. as of December 31, 2001 and the related statements of expenses, capital deficit and cash flows for each of the two years then ended and for the period from March 7, 1997 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. The Company's responsibility is to express an opinion on these financial statements based on its audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sattel Global Networks, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the two years then ended and for the period from March 7, 1997 through December 31, 2000, in conformity with accounting principles generally accepted in the United States.


MALONE & BAILEY, PLLC

January 21, 2002
www.malone-bailey.com
Houston, Texas

                          Sattel Global Networks, Inc.
             (formerly Osteo Systems, Inc., Jewelnique Designs, Inc.
                        and Blue Mountain Capital, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                             As of December 31, 2001


         ASSETS                                          $         0
                                                          ===========



         LIABILITIES

Accounts payable due in stock                            $         0
                                                          ===========


         CAPITAL DEFICIT

Preferred stock, par value $0.01, 10,000,000
  shares authorized, none issued and outstanding
Common stock, par value $0.001, 100,000,000 shares
authorized, 58,499,989 shares issued and outstanding          58,500
Additional paid-in capital                                 1,008,498
Deficit accumulated during the development stage          (1,066,998)
                                                          -----------
         Total Capital Deficit                            (        0)
                                                          -----------
TOTAL LIABILITIES AND CAPITAL DEFICIT                    $         0
                                                          ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          Sattel Global Networks, Inc.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                 For the Years Ended December 31, 2001 and 2000
       and the Period from March 7, 1997 (Inception) to December 31, 2001



                                                                    Inception
                                                                     Through
                                             2001         2000         2001
                                          -----------  -----------  -----------

General and administrative expenses      $ 1,011,703  $    32,219   $ 1,066,998
                                          -----------  -----------  -----------
Net loss                                 $(1,011,703) $(   32,219)  $(1,066,998)
                                          ===========  ===========  ===========


Net loss per common share                      $(.03)       $(.00)
Weighted average common shares
  outstanding                             33,091,679    6,660,017


                See accompanying summary of accounting policies
                       and notes to financial statements.

                          Sattel Global Networks, Inc.
                          (A Development Stage Company)
                          STATEMENT OF CAPITAL DEFICIT
     For the Period from March 7, 1997 (Inception) through December 31, 2001


                                                          Deficit
                                                        Accumulated
                                            Additional    During
                           Common Stock       Paid-In   Development
                         Shares     Amount    Capital      Stage       Totals
                       ----------  -------   ---------  ------------  ----------
Stock issued
  for cash                80,000   $    80    $ 15,895                $  15,975
  for services           328,000       328       1,992                    2,320

Net loss                                                  $(17,796)     (17,796)
                      ----------   -------   ---------  ------------  ----------
Balances,
  December 31, 1997      408,000       408      17,887     (17,796)         499

Stock issued
  for cash                20,000        20       4,980                    5,000
Stock cancelled         (223,000)     (223)        223

To reflect 30 for 1
  forward stock split  5,945,000     5,945      (5,945)

Net loss                                                    (5,180)      (5,180)
                      ----------   -------   ---------  ------------  ----------
Balances,
  December 31, 1998    6,150,000     6,150      17,145     (22,976)         319

Net loss                                                      (100)        (100)
                      ----------   -------   ---------  ------------  ----------
Balances,
  December 31, 1999    6,150,000     6,150      17,145     (23,076)         219

To reflect 1 for 15
  reverse stock split (5,739,983)   (5,740)      5,740
Stock issued
  for services        30,000,000    30,000                               30,000

Net loss                                                   (32,219)     (32,219)
                      ----------   -------   ---------  ------------  ----------
Balances,
  December 31, 2000   30,410,017    30,410      22,885     (55,295)      (2,000)

Stock issued
  for services        28,089,972    28,090     985,613                1,013,703

Net loss                                                (1,011,703)  (1,011,703)
                      ----------   -------   ---------  ----------    ----------
Balances,
  December 31, 2000   58,499,989   $58,500  $1,008,498 $(1,066,998)   $       0
                      ==========   =======   =========  ==========    ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                          Sattel Global Networks, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
       and the Period from March 7, 1997 (Inception) to December 31, 2001


                                                                      Inception
                                                                       Through
                                         2001            2000            2000
                                      -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during
 the development stage               $(1,011,703)     $(32,219)     $(1,068,998)

Adjustments to reconcile net deficit
to cash used by operating activities:
 Stock issued for services             1,013,703        30,000        1,046,023
 Writedown of organization costs                           219             500

Changes in:
  Accounts payable                        (2,000)        2,000
                                      -----------     -----------    -----------
NET CASH USED BY OPERATING
 ACTIVITIES                                    0             0          (20,475)
                                      -----------     -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES
  Organization costs                                                       (500)


NET CASH FROM FINANCING ACTIVITIES
  Proceeds from stock issuances                                          20,975
                                      -----------     -----------    -----------

NET CHANGE IN CASH                   $         0      $       0     $         0
                                      ===========     ===========    ===========


                See accompanying summary of accounting policies
                       and notes to financial statements.

                          Sattel Global Networks, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Sattel Global Networks, Inc. ("Sattel") was incorporated in Colorado on March 7, 1997. Sattel has had no operations to date and all previous plans were unsuccessful.

On August 7, 2001, Sattel signed an agreement to merge with Urbani Acquisition Corp. and Rosario's Epicureo, Ltd., dba Urbani Truffles & Caviar U.S.A. (collectively "Urbani"). Part of the merger conditions included a 12 for 1 reverse stock split. As of January 21, 2002, the merger has not been consummated. No adjustments to these financial statements have been made for the reverse split or other components of the merger.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Sattel considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.


NOTE 2 - COMMON STOCK

On November 14, 2000, Sattel authorized a 1-for-12 reverse stock split pursuant to effecting a reorganization agreement which was subsequently rescinded. 30,000,000 shares were issued in connection with the proposed reorganization to consultants and are valued at par, or $30,000.

During November and December 2001, Sattel issued 18,729,972 shares for services rendered in connection with the planned merger with Urbani. 2,640,000 of these shares were contributed by existing shareholders and the net shares added is shown as 16,089,972.

On November 14, 2001, Sattel adopted its 2001 Compensation Plan I, wherein up to 12,500,000 shares of authorized and unissued shares of common stock were reserved for issuance under this Plan. The Plan was created to offer common stock or common stock options to officers, directors and consultants for services rendered to Sattel. As of December 31, 2001, 12,000,000 shares are issuable under this plan (to be 1,000,000 shares, post split) as compensation for prior services rendered.

The 16,089,972 and 12,000,000 shares issuable are valued at about $.04 per share, or $1,013,703.

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K on March 29, 2002.

(c)      Exhibit Index

         None.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    April 12, 2002            URBANI HOLDINGS, INC.


                                 By:/s/ Rosario Safina
                                    ---------------------
                                        Rosario Safina
                                        Chairman, Chief Executive Officer
                                        and President


                                 By:/s/ Marvin Jacobs
                                    --------------------
                                        Marvin Jacobs
                                        Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         Name                           Title                         Date
        ----                            -----                         ----
 /s/ Rosario Safina        Chairman, Chief Executive Officer,     April 12, 2002
 ------------------        President and Director
     Rosario Safina

/s/ Richard M. Muller      Director                               April 12, 2002
---------------------
    Richard M. Muller