Form 10QSB
period 2002-03-31
URBANI HOLDINGS INC
filed 2002-05-20
CIK 1041771

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

                                       OR

    [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-22783

                              URBANI HOLDINGS, INC
                       f/k/a Sattel Global Networks, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Colorado                                        95-3966853
        -------------                                    -------------
   State or other jurisdiction of                        I.R.S. Employer
    incorporation or organization                       Identification No.

              20-24 40th Avenue, Long Island City, New York, 11101
               (Address of Principal Executive Office) (Zip Code)

                                 (718) 392-5050
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No
                     ------                        ------

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31,2002 was 15,150,000 shares.

                              URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)


                                      INDEX

                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Consolidated Financial Statements

           Balance Sheet - March 31, 2002.................................  1

           Statements of Operations - For the Three Months
             Ended March 31, 2002 and 2001................................  2

           Statements of Cash Flows - For the Three Months
             Ended March 31, 2002 and 2001................................  3

           Notes to Financial Statements.................................. 4-5

  Item 2.  Management's Discussion and Analysis or Plan of Operations..... 6-8

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings............................................... 9

  Item 2   Changes in Securities and Use of Proceeds....................... 9

  Item 3   Defaults Upon Senior Securities................................. 9

  Item 4   Submission of Matters to a Vote of Security Holders............. 9

  Item 5   Other Information............................................... 9

  Item 6   Exhibits and Reports on Form 8-K................................ 9

SIGNATURES................................................................  10

                             URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                        $       66,021
     Accounts receivable, less allowance of $125,000                  1,564,668
     Inventories                                                      4,188,974
     Prepaid expenses and other current assets                          160,572
                                                                   -------------
        TOTAL CURRENT ASSETS                                          5,980,235

DUE FROM STOCKHOLDER                                                     83,319

PROPERTY AND EQUIPMENT                                                  317,333

INTANGIBLE AND OTHER ASSETS                                             260,490
                                                                   -------------
                                                                 $    6,641,377
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Loans payable - bank                                        $    3,250,000
     Accounts payable and accrued expenses                            2,214,862
                                                                   -------------
                   TOTAL CURRENT LIABILITIES                          5,464,862
                                                                   -------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01; 10,000,000 shares
         authorized, none issued and outstanding
     Common stock, $0.001 par value; 100,000,000 shares
     authorized, 15,150,000 shares issued and outstanding                15,150
     Additional paid-in capital                                       1,108,267
     Retained earnings                                                   53,098
                                                                   -------------
           TOTAL STOCKHOLDERS' EQUITY                                 1,176,515
                                                                   -------------
                                                                 $    6,641,377
                                                                   =============


                 See notes to consolidated financial statements

                              URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------------
                                                     2002             2001
                                                  -------------    -------------

NET SALES                                         $    3,235,574   $  3,379,226

COST OF SALES                                          2,219,532      2,488,441
                                                   -------------   -------------
     GROSS PROFIT                                      1,016,042        890,785

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                            884,064        844,065
                                                   -------------   -------------
INCOME FROM OPERATIONS                                   131,978         46,720

INTEREST EXPENSE                                          37,880         36,745
                                                   -------------   -------------
INCOME BEFORE INCOME TAXES                                94,098          9,975

PROVISION FOR INCOME TAXES                                41,000          3,500
                                                   -------------   -------------
NET INCOME (LOSS)                                 $       53,098   $      6,475
                                                   =============   =============

NET INCOME PER SHARE - Basic and diluted          $         0.00   $       0.00
                                                   =============   =============
AVERAGE SHARES OUTSTANDING                            15,150,000     10,125,000
                                                   =============   =============



     (a) Pro forma provision for income taxes at 35 percent assumed tax rates, are presented for comparative purposes only. The Company was an "S" Corp. during 2001 and accordingly paid no federal and NY state income taxes.



                 See notes to consolidated financial statements

                              URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                          2002            2001
                                                                       ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $      53,098  $        9,975
     Adjustments to reconcile net income to net
        cash provided by (used in)operating activities:
            Depreciation and amortization                           37,825          32,881

     Changes in assets and liabilities:
        Accounts receivable                                        734,055       1,431,048
        Inventories                                               (103,600)       (532,882)
        Prepaid expenses and other assets                            2,164         (14,488)
        Accounts payable and accrued expenses                     (963,043)        462,229
                                                               ------------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (239,501)      1,388,763
                                                               ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                        -               (9,768)
                                                               ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends paid                                              -              (95,056)
        Repayment from stockholder                                 205,029         -
        Decrease in bank loans                                    (150,000)     (1,050,000)
                                                               ------------   -------------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES                  55,029      (1,145,056)
                                                               ------------   -------------
NET INCREASE (DECREASE) IN CASH                                   (184,472)        233,939

CASH - beginning of period                                         250,493          17,786
                                                               ------------   -------------
CASH - end of period                                         $      66,021  $      251,725
                                                               ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period:
        Interest                                             $      37,880  $       36,745
                                                               ============   =============
        Income taxes                                         $       3,245  $      -
                                                               ============   =============


                 See notes to consolidated financial statements.

                              URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       REVERSE ACQUISITION

            On March 15, 2002, pursuant to the agreement dated August 7, 2001, by and among Sattel Global Networks, Inc., Urbani Acquisition Corp., a wholly-owned subsidiary of Sattel Global Networks, Inc., and Rosario's Epicureo, Ltd. d/b/a Urbani Truffles & Caviar, U.S.A., Urbani Acquisition Corp. merged into Rosario's Epicureo, Ltd. In connection with the agreement, the shares of common stock of Rosario's Epicure, Ltd. were converted into 10,125,000 shares of common stock of Sattel Global Networks, Inc. In connection with the transaction, Sattel Global Networks, Inc. changed its name to Urbani Holdings, Inc.

         Upon the closing of the merger, Sattel Global Networks, Inc. had 15,150,000 shares of common stock outstanding, together with warrants to purchase 2,400,000 shares of common stock at an exercise price of $1.50 per share. If the gross proceeds from the exercise of the warrants is less than $500,000 within 270 days of the closing the stockholders of Rosario's Epicureo, Ltd. shall be issued additional shares equal to the difference between 975,000 and a fraction, the numerator of which shall be equal to the product of 975,000 and the gross proceeds from the exercise of the warrants and the denominator of which shall be equal to 500,000.

         The number of shares of common stock referred to above and to the related financial statements included herein give effect to a one for 12 reverse stock split effective January 25, 2002.

         For accounting purposes the acquisition has been treated as a recapitalization of Rosario's Epicureo, Ltd. with such entity as the acquirer (reverse acquisition). The historical financial statements prior to March 15, 2002 are those of Rosario's Epicureo, Ltd.

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjuction with the financial statements for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB and Form 8-K of Urbani Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

         The consolidated statements include the accounts of Urbani Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

3.       STOCK OPTION PLAN

         The 2001 Plan provides for the grant to employees, officers, directors, consultants and independent contractors of up to 750,000 non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue code of 1986 ("Code"). The purpose of the 2001 Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. As of March 31, 2002 no options had been granted.

4.       TERMINATION OF "S CORP"

         Effective January 1, 2002 Rosario's Epicureo, Ltd. and its shareholder elected to terminate such entity's tax status and accordingly became subject to Federal and New York State taxes on income.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes forward-looking statements that reflect our current plans and expectations about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and may become inaccurate due to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include: - the market acceptance of our products, the intense competition in the industry; our ability to manage and integrate acquisitions and other factors. Except as otherwise required by federal securities laws, we are not obligated to update publicly or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this Form 10-QSB.

                                       5A

 Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this information statement.

Overview
         We are a specialty food distributor of truffles, caviar, wild mushrooms, smoked fish and speciialty game and foie gras to fine restaurants. We also sell our products to gourmet shops, supermarkets, wholesalers, distributors and private retail customers. We have a database of over 15,000 customers, including 5,000 accounts of which up to 2,000 are active at any one time. Our customers include some of the finest and most well-known restaurants in the country. Pursuant to an exclusive license agreement we are the sole distributor of Urbani branded products in the United States. Urbani is an unaffiliated company, which has been engaged in the truffle business in Italy for over 100 years.

         We are committed to providing our customers high quality products at competitive prices and credit terms, at a range of price points with short lead times. We serve our customers through two locations, one on the east coast in Long Island City, New York and the other on the west coast in Culver City, California. Both facilities include warehouse and refrigeration facilities from which we package and ship our products. We utilize our own fleet of trucks to handle local deliveries and for out-of- town deliveries we utilize common carriers, Federal Express and airlines. Our distribution infrastructure is designed to warehouse and transport our products in temperature controlled environments that ensure delivery in optimal conditions.

             Based on industry reports, the specialty food industry is a $20 billion a year industry, which has grown at an annual rate of 7% per year since 2000. We believe that the industry is highly fragmented consisting of small and medium sized companies selling a limited number of items and as a result, there is an opportunity for consolidation. Our consolidation strategy is based on leveraging our industry knowledge, experienced management team, and brand recognition to acquire other specialty food distributors which market products that complement our current product lines, serve new customers or add geographic coverage to our existing operations. We intend to leverage our distribution infrastructure and combined purchasing power to realize operating efficiencies and reduce duplicative overhead.

         Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

         Net Sales

         For the three months ended March 31, 2001 net sales were $3,379,226 as compared to $3,235,574 for the three months ended March 31, 2002, a decrease of 4.3%. Management believes that the decrease in net sales is primarily attributable to production problems at our principal supplier. Management believes that the production problems have been resolved, however there can be no assurance that this is case.

         Gross Profit

         For the three months ended March 31, 2001 gross profit was $890,785,
26.4 % as a percentage of net sales, as compared to $1,016,042, 31.4% as percentage of net sales for the three months ended March 31, 2002. Management attributes the increase in gross profit percentage is primarily attributable to an increase in net sales of higher profit margin products.

         Selling General and Administrative Expenses

         For the three months ended March 31, 2001, selling general and administrative expenses were $844,065, 25.0% as a percentage of net sales, as compared to $884,064, 27.3% as a percentage of net sales for the three months ended March 31, 2002. Management attributes the increase in selling general and administrative expenses as a percentage of net sales to an increase in organizational costs and an expansion of our sales efforts.

         Interest Expense

         For the three months ended March 31, 2001 and 2002, we had interest expense of $36,745 and $37,880, respectively.

Liquidity and Capital Resources

         We have funded our requirements for working capital primarily through the sale of our products and borrowings from financial institutions. As of March 31, 2002, we had working capital of $515,373 and a debt to equity ratio of 4.6 to 1.

         As of March 31, 2002, we had advanced the sum of $83,319 to Rosario Safina, our chairman and chief executive officer. The loan is payable upon demand and bears interest at the rate of 6.24% per annum.

         We have a $4,244,000 secured credit facility with HSBC Bank which provides for short-term loans, banker's acceptances, and letters of credit, which letters of credit and acceptances are issued in connection with the purchases of inventories. Advances for direct loans, banker's acceptances and letters of credit are based on a monthly borrowing base of up to 80% of eligible accounts receivable and up to 40% of eligible inventory. The loan is secured by all of our assets and the pledge of certain assets of Rosario Safina valued at $225,000. The facility contains certain reporting and other conditions, and financial covenants. In addition, Rosario Safina has personally guaranteed the loan.

         For the three months ended March 31, 2001 the net cash flows provided by operating activities were $1,388,763. The increase in cash provided by operating activities for the three months ended March 31,2001 was primarily attributable to net income of $9,975, increased by decreases in accounts receivable of $1,431,048 and increases of accounts payable of $462,229 together with depreciation and amortization of $32,881 offset by increases of inventories of $532,882 and prepaid expenses $14,488.

         For the three months ended March 31, 2002, net cash used in operating activities was $239,501 consisting of decreases in accounts payable of $963,043 and an increase in inventories of $103,600 and offset by net income of $53,098 depreciation and amortization of $37,825, decreases in accounts receivable of $734,055 and decreases in prepaid and other assets of $2,164.

         For the three months ended March 31, 2001, net cash used in investing activities was $9,768 which was attributable to capital expenditures. No cash was used or provided by operating activities in the three months ended March 31, 2002.

         For the three months ended March 31, 2001, net cash used in financing activities was $1,145,056 which was attributable to a loan to a stockholder in the amount of $95,056 and a decrease in bank loans of $1,050,000.

         For the three months ended March 31, 2002, net cash provided by financing activities was $55,029 which was attributable to a repayment of a stockholder in the amount of $205,029 and a decrease in bank loans of $150,000.

         Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         Our capital requirements depend on numerous factors, including, market acceptance of our products, the resources we devote to marketing and selling our services and our brand promotions, capital expenditures and other factors. We believe that our current cash will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Seasonality

         Our business is seasonal. Our sales are typically the strongest commencing in September and continuing through December. If our sales were to be substantially below seasonal norms, then our profitability would be adversely affected.

PART II - Other Information

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities and Use of Proceeds


         In connection with the acquisition of all of the shares of common stock of Rosario's Epicureo, Ltd., the Company issued an aggregate 10,275,000 shares of common stock and warrants to purchase up to 2,400,000 shares of common stock pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6 Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

The Company filed a report on Form 8-k on March 29, 2002 in connection with the acquisition of Rosario's Epicureo, Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                          URBANI HOLDINGS, INC.

Dated: May 20, 2002                                     By: /s/ Rosario Safina
                                                     ---------------------------
                                                                Rosario Safina
                                                                President
                                       10