Form 10QSB
period 2002-06-30
URBANI HOLDINGS INC
filed 2002-08-19
CIK 1041771

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2002

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of June 30,2002 was 15,150,000 shares.

                              URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)


                                      INDEX

                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Consolidated Financial Statements

           Balance Sheet - June 30, 2002..................................  1

           Statements of Operations - For the Three and Six Months
             Ended June 30, 2002 and 2001.................................  2

           Statements of Cash Flows - For the Three and Six Months
             Ended June 30, 2002 and 2001.................................  3

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

                             URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2002

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                        $       50,509
     Accounts receivable, less allowance of $125,000                  1,522,218
     Inventories                                                      4,304,803
     Prepaid expenses and other current assets                          114,515
                                                                   -------------
        TOTAL CURRENT ASSETS                                          5,992,045

DUE FROM STOCKHOLDER                                                     85,805

PROPERTY AND EQUIPMENT                                                  276,045

INTANGIBLE AND OTHER ASSETS                                             260,311
                                                                   -------------
                                                                 $    6,614,206
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Loans payable - bank                                        $    3,100,000
     Accounts payable and accrued expenses                            2,353,945
                                                                   -------------
                   TOTAL CURRENT LIABILITIES                          5,453,945
                                                                   -------------

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $0.01; 10,000,000 shares
         authorized, none issued and outstanding
     Common stock, $0.001 par value; 100,000,000 shares
     authorized, 15,150,000 shares issued and outstanding                15,150
     Additional paid-in capital                                       1,108,267
     Retained earnings                                                   36,844
                                                                   -------------
           TOTAL STOCKHOLDERS' EQUITY                                 1,160,261
                                                                   -------------
                                                                 $    6,614,206
                                                                   =============


                 See notes to consolidated financial statements

                              URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                       Three Months Ended                Six Months Ended
                                           June 30,                          June 30,
                                     ---------------------------    ---------------------------
                                          2002         2001             2002         2001
                                       ----------  -------------     ----------  -------------

NET SALES                             $ 3,064,223   $ 2,921,328    $ 6,299,797   $ 6,300,554

COST OF SALES                           2,034,618     1,813,245      4,254,150     4,301,686
                                       ----------   -----------     ----------    ----------
     GROSS PROFIT                       1,029,605     1,108,083      2,045,647     1,998,868

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                             974,108       868,758      1,858,172     1,712,823
                                       ----------   -----------     ----------    ----------
INCOME FROM OPERATIONS                     55,497       239,325        187,475       286,045

INTEREST EXPENSE                           82,751       117,142        120,631       153,887
                                       ----------   -----------     ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES         (27,254)      122,183         66,844       132,158

PROVISION (BENEFIT) FOR INCOME TAXES      (11,000)       42,500 (a)     30,000        46,000 (a)
                                       ----------   -----------     ----------    ----------
NET INCOME (LOSS)                     $   (16,254)  $    79,683    $    36,844   $    86,158
                                       ==========   ===========     ==========    ==========

NET INCOME (LOSS) PER SHARE
 - Basic and diluted                  $     (0.00)  $      0.00    $      0.00   $      0.00
                                       ==========   ===========     ==========    ==========
AVERAGE SHARES OUTSTANDING             15,150,000    10,125,000     15,150,000    10,125,000
                                       ==========   ===========     ==========    ==========



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



                 See notes to consolidated financial statements

                              URBANI HOLDINGS, INC.
                      (f/k/a Sattel Global Networks, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                       Six Months Ended
                                                            June 30,
                                                   ------------------------
                                                      2002          2001
                                                   ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   36,844    $    86,158
 Adjustments to reconcile net income to net
  cash provided by (used in)operating activities:
 Depreciation and amortization                        75,650         74,946

Changes in assets and liabilities:
 Accounts receivable                                 776,505      1,719,676
 Inventories                                        (219,429)      (524,986)
 Prepaid expenses and other assets                    48,042         92,380
 Accounts payable and accrued expenses              (820,139)      (259,226)
                                                    ---------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                         (102,527)     1,188,948
                                                    ---------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (1,467)       (84,725)
                                                    ---------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                         -           (11,073)
 Repayment from (loan to) stockholder                202,543        (67,951)
 Decrease in bank loans                             (300,000)      (900,000)
 Repayment of equipment notes payable                   -            (9,302)
 Proceeds of loan - related party                       -            78,659
                                                    ---------   -------------
NET CASH USED IN FINANCING  ACTIVITIES               (97,457)      (909,667)
                                                    ---------   -------------
NET INCREASE (DECREASE) IN CASH                     (199,984)       194,556

CASH - beginning of period                           250,493         17,786
                                                    ---------   -------------
CASH - end of period                              $   50,509    $   212,342
                                                    =========   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period:
        Interest                                  $  120,667    $   154,931
                                                    =========   =============
        Income taxes                              $    4,395    $      -
                                                    =========   =============


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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjuction with the financial statements for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB and Form 8-K of Urbani Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

         The consolidated statements include the accounts of Urbani Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

3.       STOCK OPTION PLAN

         The 2001 Plan provides for the grant to employees, officers, directors, consultants and independent contractors of up to 750,000 non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue code of 1986 ("Code"). The purpose of the 2001 Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. As of June 30, 2002 no options had been granted.

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

         Results of Operations

Six months ended June 30, 2002 compared to Six months ended June 30, 2001

         Net Sales

         For the six months ended June 30, 2001 net sales were $6,299,797 as compared to $6,300,554 for the six months ended June 30, 2002.

         Gross Profit

         For the six months ended June 30, 2001 gross profit was $1,998,868, 31.7% as a percentage of net sales, as compared to $2,045,647, 32.5% as percentage of net sales for the six months ended June 30, 2002. Management attributes the increase in gross profit percentage is primarily attributable to an increase in net sales of higher profit margin products.

         Selling General and Administrative Expenses

         For the six months ended June 30, 2001, selling general and administrative expenses were $1,712,823, 27.2% as a percentage of net sales, as compared to $1,858,172, 29.5% as a percentage of net sales for the six months ended June 30, 2002. Management attributes the increase in selling general and administrative expenses as a percentage of net sales to an increase in organizational costs and an expansion of our sales efforts.

         Interest Expense

         For the six months ended June 30, 2001 and 2002, we had interest expense of $153,887 and $120,631, respectively.

Liquidity and Capital Resources

         We have funded our requirements for working capital primarily through the sale of our products and borrowings from financial institutions. As of June 30, 2002, we had working capital of $538,100 and a debt to equity ratio of 4.7 to 1.

         As of June 30, 2002, we had advanced the sum of $85,805 to Rosario Safina, our chairman and chief executive officer. The loan is payable upon demand and bears interest at the rate of 6.24% per annum.

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

         For the six months ended June 30, 2001 the net cash flows provided by operating activities were $1,188,948. The increase in cash provided by operating activities for the six months ended June 30,2001 was primarily attributable to net income of $86,158, increased by decreases in accounts receivable of $1,719,676 and prepaid expenses $92,380 together with depreciation and amortization of $74,946 offset by increases of inventories of $524,986, and decreases of accounts payable of $259,226.

         For the six months ended June 30, 2002, net cash used in operating activities was $102,527 consisting of decreases in accounts payable of $820,139 and an increase in inventories of $219,429 and offset by net income of $36,844 depreciation and amortization of $75,650, decreases in accounts receivable of $776,505 and decreases in prepaid and other assets of $48,042.

         For the six months ended June 30, 2001 and 2002, net cash used in investing activities was $84,725 and $1,467, respectively which was attributable to capital expenditures.

         For the six months ended June 30, 2001, net cash used in financing activities was $909,667 which was attributable to a loan to a stockholder in the amount of $67,951, a decrease in bank loans of $900,000, dividends paid of $11,073 and repayment of an equipment note by $9,302 offset by a loan from a related party of $78,659.

         For the six months ended June 30, 2002, net cash used in financing activities was $97,457 which was attributable to a repayment of a stockholder in the amount of $202,543 and a decrease in bank loans of $300,000.

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


   None


Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits required by item 601 of Regulation S-B

        99.1    Certification of Chief Executive Officer

        99.2    Certification of Chief Financial Officer


(b)      Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                          URBANI HOLDINGS, INC.

Dated: August 19, 2002                           By: /s/ Rosario Safina
                                                     ---------------------------
                                                         Rosario Safina
                                                         President
                                       10