Form 10QSB
period 2002-09-30
URBANI HOLDINGS INC
filed 2002-11-27
CIK 1041771

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-22783

                              URBANI HOLDINGS, INC
             (Exact Name of Registrant as Specified in its Charter)

                               Colorado 95-3966853
                           --------------------------
                 State or other jurisdiction of I.R.S. Employer
                incorporation or organization Identification No.

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 11, 2002 was 30,558,753 shares.

                              URBANI HOLDINGS, INC.


                                      INDEX

                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements

 Balance Sheet - September 30, 2002....................................... 1

 Statements of Operations - For the three and nine Months
 Ended September 30, 2002 and 2001........................................ 2

 Statements of Cash Flows - For the three and nine Months
 Ended September 30, 2002 and 2001.......................................  3

 Notes to Financial Statements............................................4-5

Item 2.  Management's Discussion and Analysis or Plan of Operation........6-7

Item 3.  Controls and Procedures...........................................7


PART II - OTHER INFORMATION

Item 1   Legal Proceedings................................................ 8

Item 2   Changes in Securities and Use of Proceeds........................ 8

Item 3   Defaults Upon Senior Securities.................................. 8

Item 4   Submission of Matters to a Vote of Security Holders.............. 8

Item 5   Other Information................................................ 8

Item 6   Exhibits and Reports on Form 8-K................................. 8

SIGNATURES...............................................................  9

                                      (i)

                              URBANI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                       $       877
 Accounts receivable, less allowance of $125,000              1,225,987
 Stock subscription receivable                                  300,378
 Inventories                                                  4,630,793
 Due from stockholder                                            85,805
 Prepaid expenses and other current assets                      126,027
                                                             ----------
    TOTAL CURRENT ASSETS                                      6,369,867

PROPERTY AND EQUIPMENT                                          243,905

INTANGIBLE AND OTHER ASSETS                                     251,041
                                                             ----------
                                                            $ 6,864,813
                                                             ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Loans payable - bank                                       $ 3,068,337
 Accounts payable and accrued expenses                        1,906,889
                                                             ----------
    TOTAL CURRENT LIABILITIES                                 4,975,226
                                                             ----------

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $0.01; 10,000,000 shares
  authorized, none issued and outstanding                          -
 Common stock, $0.001 par value; 100,000,000 shares
  authorized, 23,292,206 shares issued and outstanding           23,293
 Additional paid-in capital                                    2,670,326
 Retained earnings                                              (804,032)
                                                              ----------
    TOTAL STOCKHOLDERS' EQUITY                                 1,889,587
                                                              ----------
                                                            $  6,864,813
                                                              ==========











                   See notes to consolidated financial statements

                              URBANI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                 ------------------        ------------------
                                 2002         2001          2002         2001
                               ---------   ----------     ---------   ----------
NET SALES                    $ 2,500,493  $ 2,353,345   $ 8,800,290  $ 8,653,899

COST OF SALES                  1,796,210    1,759,143     6,050,360    6,820,141
                               ---------   ----------     ---------   ----------
GROSS PROFIT                     704,283      594,202     2,749,930    1,833,758

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES         670,861      670,861     2,529,033    1,724,372
STOCK BASED COMPENSATION         817,323         -          817,323         -
                               ---------   ----------     ---------   ----------
                               1,488,184      670,861     3,346,356    1,724,372
                               ---------   ----------     ---------   ----------

INCOME (LOSS) FROM OPERATIONS   (783,901)     (76,659)     (596,426)     109,386

INTEREST EXPENSE, net             86,975      107,210       207,606      107,210
                               ---------   ----------     ---------   ----------
INCOME BEFORE INCOME TAXES      (870,876)    (183,869)     (804,032)       2,176

PROVISION FOR INCOME TAXES       (30,000)     (64,354)(a)      -             762
                               ---------   ----------     ---------   ----------
NET INCOME (LOSS)            $  (840,876) $  (119,515)  $  (804,032) $     1,414
                               =========   ==========     =========   ==========
NET INCOME PER SHARE -
 Basic and diluted           $     (0.05) $     (0.01)  $     (0.05) $      0.01
                               =========   ==========     =========   ==========
AVERAGE SHARES OUTSTANDING -
 Basic and diluted            17,130,177   10,125,000    15,810,059   10,125,000
                              ==========   ==========    ==========   ==========

(a)Pro forma provision for income taxes at 35 percent assumed tax rates, are presented for comparative purposes only. The Company was an "S" Corp. during 2001 and accordingly paid no federal and NY state income taxes.

                   See notes to consolidated financial statements

                              URBANI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2002        2001
                                                        ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     $  (804,032)  $    1,414
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in)operating activities:
  Depreciation and amortization                            113,280      113,343
  Stock based compensation                                 817,323         -

 Changes in assets and liabilities:
  Accounts receivable                                    1,072,736    1,683,978
  Inventories                                             (545,419)    (385,801)
  Prepaid expenses and other assets                         36,973       88,738
  Accounts payable and accrued expenses                   (811,760)  (1,061,860)
                                                        ------------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (120,899)     439,812
                                                        ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                         -        (101,994)
                                                        ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment from (loan to) stockholder                      202,543     (104,279)
 Decrease in bank loans                                   (331,663)    (200,000)
 Repayment of equipment notes payable                      (27,097)      (9,036)
 Proceeds from sale of common stock                         27,500         -
                                                        ------------  ----------
NET CASH USED IN FINANCING ACTIVITIES                     (128,717)    (313,315)
                                                        ------------  ----------
NET INCREASE (DECREASE) IN CASH                           (249,616)      24,503

CASH - beginning of period                                 250,493       17,786
                                                        ------------  ----------
CASH - end of period                                   $       877   $   42,289
                                                        ============  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period:

 Interest                                              $   207,642   $  108,254
                                                        ============  ==========
 Income taxes                                          $     3,245   $   12,850
                                                        ============  ==========












                 See notes to consolidated financial statements.

                             URBANI HOLDINGS, INC.

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

         Upon the closing of the merger, Sattel Global Networks, Inc. had 15,150,000 shares of common stock outstanding, together with warrants to purchase 2,400,000 shares of common stock at an exercise price of $1.50 per share. If the gross proceeds from the exercise of the warrants is less than $500,000 within 270 days of the closing the stockholders of Rosario's Epicureo, Ltd. shall be issued additional shares. Under this agreement, an additional 2,395,570 shares were issued during the three month period ended September 30, 2002.

         The number of shares of common stock referred to above and to the related financial statements included herein give effect to a 1 for 12 reverse stock split effective January 25, 2002.

         For accounting purposes the acquisition has been treated as a recapitalization of Rosario's Epicureo, Ltd. with such entity as the acquirer (reverse acquisition). The historical financial statements prior to March 15, 2002 are those of Rosario's Epicureo, Ltd.

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjuction with the financial statements for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-KSB and Form 8-K of Urbani Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

         The consolidated statements include the accounts of Urbani Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

3.       STOCK OPTION PLAN

         The 2001 Plan provides for the grant to employees, officers, directors, consultants and independent contractors of up to 750,000 non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue code of 1986 ("Code"). The purpose of the 2001 Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. As of September 30, 2002 no options had been granted.

4.       TERMINATION OF "S CORP"

         Effective January 1, 2002 Rosario's Epicureo, Ltd. and its shareholder elected to terminate such entity's tax status and accordingly became subject to Federal and New York State taxes on income.

5.       STOCKHOLDERS' EQUITY

         In August 2002, the Company issued 1,282,051 shares of its common stock to one of its suppliers in exchange for the cancellation of $500,000 in trade debt owed to such supplier. The shares were valued at $.39 per share.

         In August 2002, the Company entered into a consulting agreement with Domenic Russi, a principal shareholder of the Company's major supplier of mushrooms, under which Mr. Russi will receive 641,044 shares of the Company's common stock. In connection with this issuance, the Company recorded stock based compensation expense of $250,323 based on the fair market value of the shares. The Company has the right to repurchase all or a portion of the shares at a price of $.26 per share.

         In September 2002, the Company agreed to sell up to 6,111,059 shares of its common stock to Pacific Continental Securities Ltd. As of September 30, 2002, Pacific has purchased 2,480,255 shares and has paid the Company $300,378 for such shares. In October 2002, Pacific purchased an additional 893,391 shares for $96,122.

         In August 2002, the Company sold 143,286 shares of its common stock to various shareholders for a total of $27,500.

         In August 2002, the Company issued 1,200,000 shares of its common stock to a consultant. In connection with this issuance, the Company recorded stock based compensation of $492,000 based on the fair market value of the shares.

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

         Results of Operations

         Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001

         Net Sales

         For the nine months ended September 30, 2001 net sales were $8,653,899 as compared to $8,800,290 for the nine months ended September 30, 2002. The decrease is attributed to lower demand caused by general economic conditions.

         Gross Profit

         For the nine months ended September 30, 2001 gross profit was $1,833,758, 21.2% as a percentage of net sales, as compared to $2,749,930, 31.2% as a percentage of net sales for the nine months ended September 30, 2002. Management attributes the increase in gross profit percentage primarily to an increase in net sales of higher profit margin products.

         Selling General and Administrative Expenses

         For the nine months ended September 30, 2001, selling general and administrative expenses were $1,724,372, 19.9% as a percentage of net sales, as compared to $2,529,033, 28.7% as a percentage of net sales for the nine months ended September 30, 2002. Management attributes the increase in selling general and administrative expenses as a percentage of net sales to an increase in organizational costs, professional fees associated with being a public entity and an expansion of its sales efforts.

         Stock Based Compensation

         During the nine months ended September 30, 2002, the Company issued shares of its common stock to consultants for services rendered. The shares were recorded as compensation expense totaling $817,323.

         Interest Expense

         For the nine months ended September 30, 2001 and 2002, the Company had interest expense of $107,210 and $207,606, respectively.

         Net Loss

         Net loss of $804,032 as compared to income of $1,414 for the nine months ended September 30, 2001, was a result of the recognition of $817,323 in stock based compensation for the current period with no recognition in the comparable period of the prior year. Exclusive of this expense, net income would have been $13,291 from operations.

Liquidity and Capital Resources

         The Company has funded its requirements for working capital primarily through the sale of its products and borrowings from financial institutions. As of September 30, 2002, the Company had working capital of $1,394,641.

         As of September 30, 2002, the Company had advanced the sum of $85,805 to Rosario Safina, its chairman and chief executive officer. The loan is payable upon demand and bears interest at the rate of 6.24% per annum.

         The Company has a $3,068,337 secured credit facility out of a $3.6 million facility with HSBC Bank which provides for short-term loans, banker's acceptances, and letters of credit, which letters of credit and acceptances are issued in connection with the purchases of inventories. Advances for direct loans, banker's acceptances and letters of credit are based on a monthly borrowing base of up to 80% of eligible accounts receivable and up to 40% of eligible inventory. The loan is secured by all of the Company's assets and the pledge of certain assets of Rosario Safina valued at $925,000. The facility contains certain reporting and other conditions, and financial covenants. In addition, Rosario Safina has personally guaranteed the loan.

         For the nine months ended September 30, 2002, net cash used in operating activities was $120,899 consisting of decreases in accounts payable of $811,760 and an increase in inventories of $545,419 offset by depreciation and amortization of $113,280, decreases in accounts receivable of $1,072,736 and decreases in prepaid and other assets of $36,973.

        For the nine months ended September 30, 2002, net cash used in financing activities was $128,717 which was attributable to a repayment of a stockholder in the amount of $202,543 and a decrease in bank loans of $331,663.

         Although the Company has no material commitments for capital expenditures, it anticipates an increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         The Company's capital requirements depend on numerous factors, including, market acceptance of our products, the resources we devote to marketing and selling our services and our brand promotions, capital expenditures and other factors. We believe that our current cash will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         In exchange for Mr. Safina's guarantee of a loan in the amount of $3,600,000, on October 3, 2002, we issued 3,500,000 shares of our common stock to Mr. Safina in consideration for such guarantee.

         In August, 2002, one of our suppliers converted $500,000 in trade debt owed to it into 1,282,051 shares of the Company's common stock in full satisfaction of such debt.

         In September, 2002, the Company agreed to sell up to 6,111,059 shares of its common stock to Pacific Continental Securities (UK) Ltd. ("Pacific"). As of September 30, 2002, Pacific has purchased an aggregate of 2,480,255 shares and has paid the Company $300,378 for such shares. The shares were sold to Pacific pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

Seasonality

         The Company is seasonal. Its sales are typically strongest commencing in September and continuing through December. If sales were to be substantially below seasonal norms, then our profitability would be adversely affected.

Item 3.   Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II - Other Information

Item 1. Legal Proceedings

   None

Item 2. Changes in Securities and Use of Proceeds

      In September, 2002, the Company agreed to sell up to 6,111,059 shares of its common stock to Pacific Continental Securities (UK) Ltd. ("Pacific"). At September 30, 2002, Pacific has purchased an aggregate of 2,480,255 shares and has paid the Company $300,378 for such shares. The shares were sold to Pacific pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

         On August 21, 2002, the Company agreed to issue 1,282,051 shares of its common stock to one of its suppliers in exchange for the cancellation of $500,000 in trade debt owed to such supplier. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On August 20, 2002, the Company issued 641,044 shares in connection with a consulting agreement with Domenic Russi, a principal shareholder of the Company's major supplier of mushrooms. Pursuant to the consulting agreement, Mr. Russi will assist the Company in procuring various types of wild mushrooms, as well as to provide period information on market conditions, product supply, competition and sales figures for European use, supply and consumption. Mr. Russi will also provide the Company with his knowledge of the processing, packaging and value added products for mushrooms, truffles in jars, as well as dried, frozen and canned truffles. This agreement is for a period of three years and the Company has the right to repurchase, at its sole discretion, all or a portion of the shares issued to Mr. Russi pursuant to this agreement at a repurchase price of $0.26 per share, during the term of this agreement.

         On October 1, 2002, the Company entered into an investment banking agreement with Josephberg Gross & Co., Inc. ("JGC"), pursuant to which the Company agreed to issue to JGC 50,000 shares of its common stock as an engagement fee. Pursuant to the agreement, JGC will assist and advise the Company with respect to its financing requirements, including debt or equity, letter of lines of credit, lease financing or other types of financial transactions, as well as with respect to any potential mergers and/or acquisitions.

         In August 2002, the Company issued 1,200,000 shares of its common stock to a consultant. In connection with this issuance, the Company recorded stock based compensation of $492,000 based on the fair market value of the shares.


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



                                                      URBANI HOLDINGS, INC.

Dated: November 19, 2002                     By: /s/ Rosario Safina
                                                     ---------------------------
                                                     Rosario Safina
                                                     President

                                 Certification


I, Rosario Safina, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Urbani Holdings, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                                 By:/s/Rosario Safina
                                                              ----------------
                                                              Rosario Safina
                                                              President

                                 Certification


I, Marvin Jacobs, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Urbani Holdings, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                            By:/s/Marvin Jacobs
                                                         ----------------
                                                         Marvin Jacobs
                                                         Chief Financial Officer