Form 10KSB
period 2002-12-31
URBANI HOLDINGS INC
filed 2003-05-27
CIK 1041771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10- KSB
                                   (Mark One)

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                               ------------------

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

                               Colorado 95-3966853
       ------------------------------------------------------------------
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)


               29-24 40th Avenue, Long Island City, New York 11101
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number:(718) 392-5050

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 2002 were $12,174,882.


The number of shares of Common Stock held by non-affiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of May 21, 2003 was 24,202,434 with an approximate aggregate market value of $968,097 (based upon the last sale price of the registrant's common stock on May 22, 2003 of $0.04). The number of shares of the Common Stock of the issuer outstanding as of May 21, 2003 was 40,739,264.

                                TABLE OF CONTENTS

Item Number and Caption                                            Page

PART I
Item 1.    Description of Business.                                  3
Item 2.    Description of Properties                                 7
Item 3.    Legal Proceedings                                         7
Item 4.    Submission of Matters to a Vote of Security Holders       7

PART II
Item 5.    Market for Common Equity and Related
           Stockholder Matters                                       8
Item 6.    Management's Discussion and Analysis of Financial
           Condition and  Results of Operation                      10
Item 7.    Financial Statements                                     10
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      10

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
           Exchange Act                                             12
Item 10.   Executive Compensation                                   12
Item 11.   Security Ownership of Certain Beneficial Owners
           and Management                                           14
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits, Financial Statement Schedules and Form 8-K     15
Item 14.   Controls and Procedures                                  15

Signatures                                                          16

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

On March 15, 2002, pursuant to the agreement dated August 7, 2001, by and among Sattel Global Networks, Inc., Urbani Acquisition Corp., a wholly-owned subsidiary of Sattel Global Networks, Inc., and Rosario's Epicureo, Ltd., Urbani Acquisition Corp. merged into Rosario's Epicureo, Ltd. In connection with the agreement, the shares of common stock of Rosario's Epicureo, Ltd. were converted into 10,125,000 shares of common stock of Sattel Global Networks, Inc. In connection with the transaction, Sattel Global Networks, Inc. changed its name to Urbani Holdings, Inc.

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

Since the completion of the merger, the Company refocused its strategy, and as a result, the description of its business in this Form 10-KSB refers to the operations of Rosario's Epicureo, Ltd., its wholly owned subsidiary. As of April 10, 2003, Rosario's Epicureo, Ltd. ceased doing business as "Urbani Truffles & Caviar, U.S.A." and began doing business as "da Rosario".

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

Description of Rosario's Epicureo, Ltd.

The Company is committed to providing its customers high quality products at competitive prices and credit terms, at a range of price points with short lead times. The Company serves its customers through two locations, one on the east coast in Long Island City, New York and the other on the west coast in Culver City, California. Both facilities include warehouse and refrigeration from which the Company packages and ships its products. The Company uses its own fleet of trucks to handle local deliveries and for out-of- town deliveries it utilizes common carriers, Federal Express and airlines. The Company's distribution infrastructure is designed to warehouse and transport its products in temperature controlled environments that ensure delivery in optimal conditions. The Company intends to open a sales office in Orlando, FL during the second quarter of 2003, to service its cruise lines, restaurants and food service operators.

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

Rosario's Epicureo, Ltd. d/b/a da Rosario was formed in New York in March 1984. Its principal office is located at 29-24 40th Avenue, Long Island City, New York. Its telephone number is (718) 392-5050. Its website address is www.shopdarosario.com and information contained in its website is not incorporated herein.

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

         Promoting brand recognition

The Company intends to increase sales of its branded products by focusing on brand marketing by utilizing several methods which should result in brand recognition such as providing supermarkets with point of sale and other promotional material to gain visibility. The Company also plans to offer a "gourmet product of the month club" featuring gourmet selections each month. In addition, the Company intends to focus on obtaining press coverage of industry events. The Company believes that word of mouth with respect to its products, services and general reputation is an important aspect of promoting its brand name. The Company also relies on its corporate heritage. The Company intends to promote its brand name by utilizing strategic placement of its products and its product name in trade publications, cookbooks, national and local television and radio shows as well as on-site appearances. The Company plans to place advertisements in national and trade publications, to hold cooking demonstrations at gourmet locations and gourmet classes, and to participate in charitable fund raising events. The Company's promotional activities may also include the " Fancy Food Show," which will be a traveling show that enables its management and sales representatives to meet with chefs, supermarket buyers and journalists in major markets, such as New York City, Los Angeles, San Francisco, Chicago and Boston. The Company also plans to participate at high visibility food shows. Other promotional activities may also include, web site features, direct mailing of its catalog and other promotional materials and serving as a reference source for food critics and authors.

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

The Company recently began selling two new product lines. The first is Laboratorio dell ' Tortellini which is a high quality flash frozen stuffed pasta and cut pasta line. The Company is marketing this product line to hotels, restaurants and food service distributors. The Company believes that the market for this product line is very large and will be easy to penetrate in the near future. The second product line is a frozen desert line from Pasticceria Veneta. The Company intends to market this product line to hotels, caterers, restaurants and food service distributors.

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

Information Systems

The Company believes that its information management systems provide it a significant competitive advantage. The Company manages the ordering, receiving, warehousing and delivery of approximately 950 products through computer information systems on a facility-by-facility basis. Operating in this manner should allow consistent implementation of the best practices in the distribution industry, which the Company believes will generate higher returns on investment. The Company also believes its systems will ensure the consistency of product, sales and financial data on a company-wide basis. These systems include:

i) an integrated order management system that performs real-time allocation of inventory among its distribution facilities and allows for orders to be input through a variety of methods, including phone, fax and Internet;

ii) a warehouse inventory management system that allows for automatic storage and retrieval to ensure the proper rotation of products in the warehouse;

iii) purchasing and forecasting tools that assist the Company in the management of inventory by analyzing the benefits of economic order quantities and buying promotions; and

iv) a data warehouse system that allows us systematically to analyze the profitability of customer accounts, sales territories and product groups.

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

The Company's buyers have extensive experience in their product lines. The Company purchases its products from over 70 suppliers. Except for Urbani of Italy, the Company did not purchase more than 5% of its products from any single supplier. The Company's buyers attempt to purchase its products directly from the source. The Company believes that this strategy enables it to purchase higher quality products at more advantageous terms. Urbani of Italy was previously the Company's primary supplier. For the year ended December 31, 2002, the Company purchased approximately 40% % of its products from Urbani of Italy.

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

The Company intends to develop a variety of marketing services that cater to a broad range of retail formats. These programs will be designed to educate consumers, profile suppliers and increase sales for retailers. The Company is planning to supplement its market presence with advertising campaigns in trade publications, demonstrations, and attendance at food shows, which will focus on its ability to service targeted industry segments. The Company intends to support its marketing efforts with a variety of promotional services and programs, press trips and through its web site.

The Company's website www.shopdarosario.com was launched on April 10, 2003. The website is a complete e-commerce site where customers can buy all of the Company's items, read about truffles and get recipes. The site has been launched in partnership with Habour Front Holdings. Harbour Front had the website designed and they will market and promote the website. Harbour Front has an email listing of 100 million potential customers that have ordered food items over the web and through email, and intends to target these individuals for sale of the Company's items.

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

Intellectual Property

The Company utilizes a distinctive trademark of a truffle hunter and his dog used in connection with the marketing of its products. The trademark is registered with the U.S. Patent and Trademark Office. The Company intends to maintain the integrity of its trademarks and other proprietary names and marks against unauthorized use and to protect against infringement and unfair competition where circumstances warrant. The Company is not aware of any currently infringing uses.

Employees

At May 23, 2003, the Company had 39 full-time employees, of which 4 were employed in corporate management and administration, 12 in sales and 23 in warehouse, fulfillment, packaging and delivery. The Company has not experienced any labor disputes or work stoppages, and has no collective bargaining contracts. The Company believes that its relationship with its employees is good. .

Government Regulation

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

Item 3.Legal Proceedings.

         On January 31, 2003, a complaint was filed against Rosario's Epicurio Ltd. by Nuova Casa Del Fungo E Del Tartufo SRL in United States District Court, Eastern District of New York. The complaint alleges among other things breach of contract and unjust enrichment against Rosario's. The plaintiff is demanding $1,024,821.61, together with prejudgement interest, costs, expenses, etc. and such other relief as the court deems just and proper.

         On January 10, 2003, a complaint was filed against Rosario's Epicurio Ltd. by Cibo Vinum Import SRL in United States District Court, Eastern District of New York. The complaint alleges among other things breach of contract and unjust enrichment against Rosario's. The plaintiff is demanding $487,666 together with prejudgement interest, costs, expenses, etc. and such other relief as the court deems just and proper.

         On March 12, 2003, a complaint was filed against the Company by Urbani Tartufi S.N.C. in Eastern District of New York court. The complaint alleges trademark infringement, dilution, unfair competition and violation of the Anticyber Squatting Consumer Protection Act.

         Other than above, there are no material legal proceedings pending or, to the Company's best knowledge, threatened against the Company.

Item 4.Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the Company's shareholders during the three months ended December 31, 2002.

PART II

Item 5.Market for Common Equity and Related Stockholder Matters.

         (a)  Market Information.

The Company's common stock is traded on the Over-The-Counter Bulletin Board under the symbol "UBNI." Prior to January 2002, the common stock traded under the symbol "SGNW." The following table sets forth the range of high and low last sales price for the Company's common stock for each of the periods indicated as reported by the Over-The-Counter Bulletin Board. The prices below reflect a one for 12 reverse stock split effected in January, 2002. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

2001                                        High              Low

1 st quarter                                $3.00             $.72
2 nd quarter                                $1.20             $.84
3 rd quarter                                $1.68             $.93
4 th quarter                                $1.20             $.60

2002                                        High              Low

1st quarter                                 $1.25             $0.51
2nd quarter                                 $0.55             $0.15
3rd quarter                                 $0.53             $0.31
4th quarter                                 $0.40             $0.05

2003                                        High              Low

1st quarter                                 $0.14             $0.03
2nd quarter (through May 22, 2003)          $0.05             $0.02

The approximate number of record holders of shares of the Company's common stock as of May 7, 2003 was 69.

Dividends

The Company has not paid dividends within the last three years and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company presently intends to utilize all available funds for the development and growth of its business and operations.

Recent Sales of Unregistered Securities


         During the quarter ended September 30, 2002 the Company issued 3,261,613 shares of common stock for consulting services valued at $1,272,029. The Company sold 2,262,141 common shares for $287,882 during that period. An additional 1,282,052 common shares were issued to a supplier upon conversion of $500,000 of debt. Further, 975,000 common shares with a nominal value were issued to a control shareholder to adjust the shares exchanged re the acquisition of Sattel. An Additional 1,025,000 shares were issued to Rosario Safina, the Company's CEO in September 2002. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

            In September, 2002, the Company agreed to sell up to 6,211,023 shares of its common stock to Pacific Continental Securities (UK) Ltd. ("Pacific"). At September 30, 2002, Pacific has purchased an aggregate of 2,480,255 shares and has paid the Company $300,378 for such shares. The shares were sold to Pacific pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

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

         On October 3, 2002, the Company issued 3,500,000 shares of its common stock to Rosario Safina, its CEO, in exchange for a personal bank guarantee. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

            On October 17, 2002, the Company issued 537,500 shares of its common stock to Rosario Safina, its CEO and 187,790 shares of its common stock to Marvin Jacobs, its former CFO. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

            On October 30, 2002, the Company issued 1,391,000 shares of common stock to Patterson Associates, Inc., London, England for general business consulting services. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

            In December 2002, the Company issued 3,000,000 shares of its common stock to Hampshire Associates Ltd. for investment banking and financial advisory services. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

            In December 2002, the Company issued 3,000,000 shares of its common stock to Martin Licht in connection with legal services rendered. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

            In December 2002, the Company issued 2,000,000 shares of its common stock to Linda Ong, the wife of the Company's President, for consulting services including product analysis, label and artwork analysis, name change survey. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Item 6.Management's Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation .

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

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in this report on Form10-KSB for the year ended December 31, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

         The discussion herein refers only to the activities of the Company prior to the transaction with Rosario's Epicureo, Ltd.

Management Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Year ended December 31, 2002 vs. December 31, 2001

        Net sales in 2002 decreased by $1,920,000 from $14,095,000 to $12,175,000, primarily due to lack of truffle products resulting from our major supplier's inability to ship required quantities of truffle products.

        Gross profit for 2002 decreased $33,000 from $3,298,000 to $3,265,000 due to reduced sales levels. However the Company was successful in sourcing truffle products of equal or better quality at lower prices which resulted in greater margins.

        Operating expenses in 2002 increased by $4,606,000 from $3,048,000 to $7,645,000 due to write down of intangible asset in the amount of $220,000 and stock based compensation in the amount of $4,262,000. In addition the Company incurred additional legal and professional fees.

        Net loss increased by $4,642,000 from net income of $16,000 to a net loss of $4,626,000 due to write down of intangible assets in the amount of $220,000 and stock based compensation in the amount of $4,262,000. In addition the Company incurred additional legal and professional fees.

Liquidity and Capital Resources

The Company has primarily funded its working capital through the issuance of its securities for its obligations. The Company's capital requirements for the next 12 months will be dependent upon the capital requirements of Rosario's Epicureo, Ltd.

Item 7.Financial Statements.

         See page F-1 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 21, 2002, the Board of Directors of Urbani Holdings, Inc. dismissed Allen G. Roth, P.A. ("Roth") as independent public accountants for Urbani. The Board selected Sherb & Co., LLP, ("Sherb") to serve as independent public accountants for the fiscal year 2002.

Roth's report on Urbani's financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through July 29, 2002, there were no disagreements with Roth on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Roth's satisfaction, would have caused him to make reference to the subject matter in connection with his report on the Companies' financial statements for those years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2001 and 2000 and through July 29, 2002, Urbani did not consult with Sherb with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

 Item 9.Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all current directors of the Company and all persons who will become directors ten days after the filing of an information statement along with their position, offices and term.

   Name                            Age         Position
----------------                   ---         ---------------------------------
Rosario Safina                     43          Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Principal Accounting Officer
Michael Corsello                   44          Director
Duke E. D'Antin Villalba           73          Director

Rosario Safina has been the Chairman, Chief Executive Officer and President of Rosario's Epicureo, Ltd. since inception in 1984. Prior to founding Rosario's Epicureo, Ltd., Mr. Safina developed an Italian food and wine catalog under the name Rosario's Commestibili. He also has experience as a media buyer and direct marketing account executive. Mr. Safina holds a B.S. degree from Bernard Baruch College. Mr. Safina will serve as Chairman, Chief Executive Officer and President of the Company and became a director of the Company upon the closing of the merger. Effective May 1, 2003 Mr. Safina became the principal accounting officer upon the resignation of Marvin Jacobs.


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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 2002, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 2002, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10.Executive Compensation.

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2002 (referred to as "2002" in this table), the year ended December 31, 2001 (referred to as "2001" in this table), and for the year ended December 31, 2000 (referred to as "2000" in this table), paid to the Company's Chief Executive Officer.


         Summary Compensation Table

         Name and Principal                                  All Other
         Position                Year       Salary         Compensation
         ------------------      ----       ------         ------------

        Rasario Safina           2002     $149,310         $1,861,375(1)

(1) In September and October 2002, Mr. Safina was issued 1,025,000 and 537,500 shares of common stock, respectively, as additional compensation. On October 3, 2002, Mr. Safina was issued 3,500,000 shares of common stock in connection with the personal guarantee of a bank loan to the Company in the amount of $700,000.

         The Company did not pay any compensation to its executive officers for the years ended December 31, 2000 and 2001.

Board Composition.

The Company's board of directors will consist of up to four directors. At each annual meeting of its stockholders, all of its directors are elected to serve from the time of election and qualification until the next annual meeting following election. In addition, the Company's bylaws provide that the maximum authorized number of directors may be changed by resolution of the stockholders or by resolution of the board of directors. Each officer is elected by, and serves at the discretion of, the Company's board of directors. There are no family relationships among any of its directors, officers or key employees. Each of its officers and directors, other than independent directors, devotes his full time to the Company's affairs.

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

The table below sets forth information, as of March 31, 2003, with beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, by each of its directors, by each named executive officer, and by all of its officers and directors as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Except as indicated in the footnotes to this table, the Company believes that all the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Commission, a person or entity is deemed to be the beneficial owner of securities that can be acquired by such person or entity within 60 days from March 31, 2003 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 2003 have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.


Name of Beneficial Owner (1)       Number of Shares           Percent of Class

Rosario Safina (2)                   16,536,830                    40.6%
Michael Corsello                        -0-                         --
Duke E. D'Antin Villalba                -0-                         --


All executive officers and
directors as a group (4 persons)     16,536,830                    40.6%


(1) The address of Mr. Safina is c/o the Company.
(2) Includes 2,404,730 shares of common stock owned by Linda Ong Safina, Mr. Safina's wife and 89,940 shares of common stock owned by Rosario Safina and Linda Ong Safina f/b/o Paolo Safina Trust.


Equity Compensation Plan Information


Plan category                Number of Securities to    Weighted-average           Number of securities
                             be issued upon exercise    exercise price of          remaining available for
                             of outstanding options,    outstanding options,       future issuance under
                             warrants and rights        warrants and rights        equity compensation
                                                                                   plans (excluding
                                                                                   securities reflected in
                                                                                   column (a))
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans    750,000                    -0-                        750,000
approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans    -0-                        -0-                        -0-
not approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)      Exhibits

99.1 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

The Company did not file any reports required to be filed on Form 8-K during the three months ended December 31, 2002.

Item 14.  Controls and Procedures.


         The Company's Chief Executive Officer has evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c ) under the Exchange Act) as of a date within 90 days of the date of this Form 10-KSB. Based upon such evaluation, the Company's Chief Executive Officer has concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls subsequent to the date of the evaluation described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    May 23, 2003            URBANI HOLDINGS, INC.


                                 By:/s/ Rosario Safina
                                        --------------
                                        Rosario Safina
                                        Chairman, Chief Executive Officer,
                                        Principal Accounting Officer
                                        and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         Name                               Title                       Date

 /s/ Rosario Safina          Chairman, Chief Executive Officer,     May 23, 2003
---------------------        Principal Accounting Officer,
     Rosario Safina          President and Director



/s/ Micahel Corsello         Director                               May 23, 2003
--------------------
    Michael Corsello



________________           Director                                 May 23, 2003
Duke E. D'Antin Villalba

CERTIFICATION

I, Rosario Safina, certify that:

1. I have reviewed this annual report report on Form 10-KSB of Urbani Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003




                                             By: /s/ Rosario Safina
                                                  -----------------
                                             Name:  Rosario Safina
                                             Title: President and
                                                    Principal Accounting Officer

                           URBANI HOLDINGS, INC.


                        CONTENTS TO FINANCIAL STATEMENTS




                                                                    Page

INDEPENDENT AUDITORS' REPORT                                      F-2-F-3

CONSOLIDATED FINANCIAL STATEMENTS

 Balance Sheet                                                      F-4

 Statements of Operations                                           F-5

 Statements of Cash Flows                                           F-6

 Statement of Stockholders' Equity                                  F-7

 Notes to Financial Statements                                    F-8-F-14

                           INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Urbani Holdings, Inc.
New York, New York

         We have audited the accompanying balance sheet of Urbani Holdings, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urbani Holdings, Inc. as of December 31,2002 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 1. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the year ended December 31, 2003. These conditions raise substantial doubt about the Companys' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/Sherb & Co., LLP
                                                   ----------------
                                                   Sherb & Co., LLP
                                                   Certified Public Accountants
New York, New York
May 15, 2003

                           INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Urbani Holdings, Inc.
New York, New York

         We have audited the accompanying balance sheet of Rosario's Epicureo, Ltd. as of December 31, 2001 and the related statements of income and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosario's Epicureo, Ltd. as of December 31,2001 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                /s/Allen G. Roth P.A.
                                                   ------------------
                                                   Allen G. Roth P.A.
                                                   Certified Public Accountants
New York, New York
April 19, 2002

                              URBANI HOLDINGS, INC
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

CURRENT ASSETS:
 Cash                                                           $    11,117
 Accounts receivable. net of allowance
  for doubtful accounts of $ 350,000                              2,093,402
 Inventories                                                      3,828,734
 Prepaid expenses                                                   115,192
                                                                 ----------
     TOTAL CURRENT ASSETS                                         6,048,445

PROPERTY AND EQUIPMENT                                              203,189

OTHER ASSETS                                                         41,635
                                                                 ----------
                                                                $ 6,293,269
                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Loans payable - bank                                           $ 3,005,647
 S.B.A loan payable - current maturities                              9,188
 Due to related parties                                             132,740
 Accounts payable and accrued expenses                            1,430,923
                                                                 ----------
     TOTAL CURRENT LIABILITIES                                    4,578,498

LOAN PAYABLE - S.B.A                                                190,812

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 100,000,000
  shares authorized; 40,739,264 shares issued
  and outstanding                                                    40,739
 Additional paid-in capital                                       6,109,151
 Accumulated deficit                                             (4,625,931)
                                                                 ----------
     TOTAL STOCKHOLDERS' EQUITY                                   1,523,959
                                                                 ----------
                                                                $ 6,293,269
                                                                 ==========


        See accompanying notes to the consolidated finanacial statements
                                      F-4

                              URBANI HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                                          Year Ended
                                                         December 31,
                                                --------------------------------
                                                   2002              2001
                                                ----------        ----------
NET SALES                                      $12,174,882       $14,095,058

COST OF SALES                                    8,909,438        10,797,131
                                                ----------        ----------
GROSS PROFIT                                     3,265,444         3,297,927
                                                ----------        ----------

EXPENSES:
 Selling, General and
  Administrative Expenses                        3,032,865         2,893,351
 Stock Based Compensation                        4,262,169              -
 Depreciation and Amortization                     138,558           154,564
 Write Down of Intangible Assets                   220,000              -
                                                ----------        ----------
                                                 7,653,592         3,047,915
                                                ----------        ----------
OPERATING INCOME (LOSS)                         (4,388,148)          250,012

INTEREST EXPENSE, NET                             (237,783)         (234,185)
                                                ----------        ----------
NET INCOME (LOSS)                              $(4,625,931)      $    15,827
                                                ==========        ==========

NET INCOME (LOSS) PER SHARE
 BASIC AND DILUTED                             $     (0.22)      $      0.01
                                                ==========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC  AND DILUTED                             20,585,251        15,151,400
                                                ==========        ==========







        See accompanying notes to the consolidated finanacial statements
                                            F-5

                              URABNI HOLDINGS, INC

                            STATEMENTS OF CASH FLOWS


                                                          Year Ended
                                                         December 31,
                                                ----------------------------
                                                   2002              2001
                                                ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $(4,625,931)      $   15,827

 Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    138,558          154,564
  Write-down of intangible assets                  220,000             -
  Stock based compensation                       4,262,169             -

 Changes in assets and liabilities
  Accounts receivable                              205,321          828,209
  Inventories                                      256,640           60,010
  Prepaid expenses and other assets                 59,810           32,174
  Accounts payable and accrued expenses         (1,246,982)        (470,642)
                                                 ---------        ---------
NET CASH PROVIDED (USED IN)
 OPERATING ACTIVITIES                             (730,415)         620,142
                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 -            (149,115)
                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of conmon stock                602,652             -
 Dividends paid                                    (50,000)         (34,039)
 Loan from related party                           132,740         (104,281)
 Decrease in bank loans                           (394,353)        (100,000)
 Proceeds from SBA loan                            200,000             -
                                                 ---------        ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                              491,039         (238,320)
                                                 ---------        ---------
NET INCREASE (DECREASE) IN CASH                   (239,376)         232,707

CASH  - beginning of period                        250,493           17,786
                                                 ---------        ---------
CASH  - end of period                          $    11,117       $  250,493
                                                 =========        =========

SUPPLEMENTAL DISCLOSURES:

 Cash paid during the period:
   Interest                                    $   237,783       $  250,107
   Income taxes                                $      -          $    4,700

Non-cash financing and investing activities:
 Purchase of equipment by notes payable        $      -          $   10,421

 Common stock issued for debt                  $   500,000       $     -




           See accompanying notes to consolidated financial statements

                              URBANI HOLDINGS, INC.
                 Consolidated Statements of Stockholders Equity
                     Years Ended December 31, 2001 and 2002


                                                 Additional   Retained
                             Common Stock         Paid-In     Earnings
                             Shares    Amount     Capital     (Deficit)       Totals
                           ----------  -------    ---------   ---------     ---------
Balance, December 31, 2000     -      $   2,000  $     -      $ 1,139,629   $ 1,141,629

Retroactive adjustment to
reverse acquistion of
Sattel Global Networks     15,151,400    13,151     (13,151)       -             -

Net Income                     -           -           -           15,827        15,827

Dividends paid                 -           -           -          (34,039)      (34,039)
                           ----------  --------     ---------   ---------    ---------
Balance, December 31, 2001 15,151,400    15,151     (13,151)    1,121,417     1,123,417

Termination of S Corp
status                         -           -      1,121,417    (1,121,417)       -

Shares Issued for

 Cash                       6,352,909     6,353     596,299        -           602,652
 Services                  16,977,903    16,978   4,245,191        -         4,262,169
 Conversion of debt         1,282,052     1,282     498,718        -           500,000
Adjustment of shares
 exchanged for
 Sattel acquistion            975,000       975        (975)       -             -

Capital distribution             -         -       (338,348)       -          (338,348)

Net loss                         -         -           -       (4,625,931)  (4,625,931)
                           ----------  --------   -----------   ---------    ---------
Balance, December 31, 2002 40,739,264 $  40,739  $6,109,151   $(4,625,931)  $1,523,959
                           ==========  ========   ===========   =========    =========


          See accompanying notes to consolidated financial statements.

                              URBANI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS OF THE COMPANY

              Urbani Holdings, Inc., (the "Company") formerly known as Sattel Global Networks, Inc.("Sattel") is engaged in the business of importing and distributing truffles, mushrooms, specialty meats, caviar and smoked fish. The Company's products are sold throughout the United States to fine dining establishments and retailers of fine foods.

              The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,625,931 (which includes a charge of $4,262,169 for stock based compensation) for the year ended December 31, 2002. As such, the financial statements reflect losses, negative cash flows from operating activities, and adverse key financial ratios. The Company is dependent upon outside capital to continue in existence and to achieve profitable operations.

              Management's plans for dealing with the adverse effects of the conditions cited above is to raise working capital through equity financing arrangements and private placements.


2.       REVERSE ACQUISITION

              On March 15, 2002, pursuant to the agreement dated August 7, 2001, by and among Sattel Global Networks, Inc., Urbani Acquistion Corp., a wholly-owned subsidiary of Sattel Global Networks Inc., and Rosario's Epicureo, Ltd. d/b/a Urbani Truffles & Caviar, U.S.A., Urbani Acquisition Corp. merged into Rosario's Epicureo, Ltd. In connection with the agreement, the shares of common stock of Rosario's Epicureo, Ltd. were converted into 10,125,000 shares of common stock of Sattel Globak Networks, Inc. In connection with the transaction, Sattel Global Networks, Inc. changed its name to Urbani Holdings, Inc.

              Upon the closing of the merger, Sattel Global Networks, Inc. had 15,151,400 shares of common stock outstanding, together with warrants to purchase 2,400,000 shares of common stock at an exercise price of $1.50 per share. If the gross proceeds from the exercise of the warrants were less than $500,000 within 270 days of the closing of the stockholders of Rosario's Epicureo, Ltd. shall be issued additional shares. Under this agreement, an additional 975,000 shares were issued in September 2002. The above warrants were cancelled as of December 31, 2002.

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

3.       SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation - The consolidated financial statements of the Company include all wholly-owned and significant majority-owned subsidiaries. All significant inter-company transactions are eliminated in consolidation.

b. Cash Equivalents - The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

c. Inventories - Inventories, consisting of food products, are stated at the lower of cost (first-in, first-out method) or market.

d. Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.

e. Income Taxes - The provision (benefit) for income tax is computed on the pretax income (loss) based on the current tax law. Deferred income taxes are recognized for the expected tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. Valuation allowances are recorded against deferred tax assets to the extent their ultimate realization is uncertain.

f. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g. Revenue Recognition - Sales are recognized when products are shipped, provided that collection of the resulting receivable is deemed probably by management.

h. Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, trade receivables, payables and accrued expenses approximate fair value based on the short-term maturities of these instruments.

i. Stock-Based Compensation - Statement if Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and net earnings per share as if the fair value method of accounting had been applied. No options were granted as of December 31, 2002.

j. Carrying Value of Long Lived Assets - The Company reviews the carrying value of the long-lived assets to determine if facts and circumstances exist which would suggest that the assets may be impaired or that the amortization period needs to be modified. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of tangible assets to their fair value.

k. Shipping and Handling Costs - The Company included shipping and handling costs in cost of sales, which approximated to $640,000 in 2002 and $431,000 in 2001.

l. Earnings (loss) per Share - The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock has been included, as the effect would be antidilutive.

m. Reclassification - Certain reclassifications were made to conform prior year amounts to the current year.

n.       New Accounting Pronouncements:
         -----------------------------

(i) In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

(ii) In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this standard.

(iii) In December 2002, the FASB issued SFAS No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

4.       LICENSING AGREEMENT

         The Company's licensing agreement with Urbani Truffles, Italy, was terminated during 2003.The unamortized balance of the trademark fee of $ 220,000 was written off in 2002.

5.       PROPERTY AND EQUIPMENT

         At December 31, 2002 property and equipment consisted of the following:

                                      Estimated useful
                                       Lives (Years)
         Furniture and Fixtures            5-7                   $ 476,657
         Machinery and Equipment           5-7                     183,393
         Vehicles                          5                       206,670
         Leasehold Improvements            Life of lease           111,516
                                                                   -------
                                                                   978,236
         Less: Accumulated Depreciation and
         Amortization                                              775,047
                                                                   -------
                                                                 $ 203,189

         Related depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $ 128,536 and $ 154,564, respectively.

6.       LOANS PAYABLE-BANK

         At December 31, 2002, the Company currently had a $ 3,300,000 secured, uncommitted line of credit from a bank, which provided for short-term loans, banker's acceptances, and letters of credit. Sublimits have been set for direct loans, bankers' acceptances and letters of credits. Letters of credit and acceptances are issued in connection with the purchases of inventories. Advances of direct loans, banker's acceptances and letters of credit are based on a monthly borrowing base of up to 80% of eligible accounts receivable and up to 40% of eligible inventory. Interest on loans and acceptances is charged at the prime rate. Bank debt is secured by a continuous U.C.C. filing under which the Company has pledged all of its assets, and certain assets of the majority shareholder. The facility contains certain reporting and other conditions, and financial covenants. In addition, both the majority shareholder and a relative of the shareholder have personally guaranteed the bank debt. The line of credit may be terminated by the bank at any time. At December 31, 2002 the Company was obligated for banker's acceptances of $ 1,598,000 and a demand loan of $ 1, 407,000. As of April 30, 2003 the Company is in violation of certain financial covenants (see note 1).

7.       Loan Payable - Small Business Administration ("SBA")

         The Company is obligated to the SBA in the amount of $ 200,000 under terms and conditions of an SBA Disaster Loan, as defined in the loan agreement. The loan is repayable in monthly installments of $ 4,594 commencing November 2003, including interest at 4% per annum and is collateralized by certain assets of the Company and its principal shareholder.

         Debt maturities, including interest, are as follows:
         2003 - $ 9,188
         2004 - $55,128
         2005 - $55,128
         2006 - $55,128
         2007 - $55,940

8.       DUE TO RELATED PARTY

         Amounts due to related parties represent shareholder loans to the Company of $132,740 of which $75,240 bears interest at 4 percent per annum. The loans are unsecured and payable on demand.

9.       Employee Benefit Plan

         The Company maintains a 401(k) profit sharing plan covering all eligible employees. For each plan year, The Company may contribute to the plan an amount of matching contributions determined at its discretion. No contributions were made in the years ended December 31, 2002 and 2001.

10.      "S" Corporation Termination

         Effective January 2002 the Company and its shareholder elected to terminate the Company's status as an "S" Corp. and accordingly will be subject to Federal and New York State taxes on income.

11.      STOCK AS COMPENSATION AND SETTLEMENT OF DEBT

         The Company issues stock as compensation for services and supplies, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

         During the year ended December 31, 2002, the Company issued an aggregate of 16,977,903 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $4,262,169 ranging from $0.13 to $0.39 per share, representing the fair market value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ended December 31, 2002 the Company exchanged 1,282,052 shares of the Company's common stock in settlement of accounts payable.

12.      INCOME TAXES

         The Company follows Statement of Financial Accounting Standards No. 109
         - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax basis. Under this method, deferred tax tax assets and liabilities are based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The Company has a net operating loss at December 31, 2002 of approximately $264,000 expiring through 2017. Deferred income tax assets as of December 31,2002 of $92,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

         A reconciliation of the statutory U.S. Federal rate and effective rates is as follows:

                                                   Years Ended December 31,
                                                    2002            2001(a)

         Tax Benefit Computed at Statutory Rates    (35%)               -
         Permanent Difference                        29%               -
         Income Tax Benefit Not Utilized              6%               -
                                                     ---              ----
         Net Income Tax Benefit                      -                 -
                                                     ===================

         a. The Company was an S Corp in 2001 and accordingly was not subject to federal and New York State income taxes.

12.      Commitments and Contingencies

         a.       Lease Commitments

                  The Company rents office and warehouse facilities in Long Island City, New York and Culver City, California under operating leases expiring in April 2004 and July 2004 respectively. Future minimum rental payments for 2003 and 2004 are $ 155,000 and $53,000, respectively. Rent expenses were $165,000 and $114,000 for the years ended December 31, 2002 and 2001.

         b.       Contingencies

                  The Company is involved in a dispute with a former supplier pertaining to the quality and timeliness of truffle products shipped by the supplier. Claims against the Company have been made by the supplier in excess of $2,000,000. Management believes it has valid defenses and counter claims and the above claim will be favorably resolved.