Form 10QSB
period 2003-03-31
URBANI HOLDINGS INC
filed 2003-06-20
CIK 1041771

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003

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

              29-24 40th Avenue, Long Island City, New York, 11101
               (Address of Principal Executive Office) (Zip Code)

                                 (718) 392-5050
               (Registrant's telephone number including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares of registrant's Common Stock, $.001 par value, outstanding as of June 3, 2003 was 40,739,264 shares.

                              URBANI HOLDINGS, INC.


                                      INDEX

                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements

 Balance Sheet - March 31, 2003............................................ 3

 Statements of Operations - For the three Months Ended
  March 31, 2003 and 2002.................................................. 4

 Statements of Cash Flows - For the three Months Ended
  March 31, 2003 and 2002.................................................. 5

 Notes to Financial Statements..............................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation.........7-8

Item 3.  Controls and Procedures............................................9


PART II - OTHER INFORMATION

Item 1   Legal Proceedings..................................................9

Item 2   Changes in Securities and Use of Proceeds..........................9

Item 3   Defaults Upon Senior Securities....................................9

Item 4   Submission of Matters to a Vote of Security Holders................9

Item 5   Other Information..................................................9

Item 6   Exhibits and Reports on Form 8-K...................................9

SIGNATURES..................................................................10

Part I Financial Information

Item 1. Financial Statements

                              URBANI HOLDINGS, INC.

                               CONSOLIDATED BALANCE SHEET

                                     MARCH 31, 2003

                                   (UNAUDITED)


                                         ASSETS

CURRENT ASSETS:
 Cash                                                        $     2,654
 Accounts receivable, less allowance of $350,000               1,375,492
 Inventories                                                   3,725,552
 Prepaid expenses and other current assets                       154,420
                                                              ----------
        TOTAL CURRENT ASSETS                                   5,258,118

PROPERTY AND EQUIPMENT                                           175,464

OTHER ASSETS                                                      45,375
                                                              ----------

                                                             $ 5,478,957
                                                              ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Loans payable - bank                                        $ 2,906,198
 S.B.A Loan payable - current maturites                            9,188
 Accounts payable and accrued expenses                         1,201,352
 Short-term debt                                                  69,089
                                                              ----------
                   TOTAL CURRENT LIABILITIES                   4,185,827
                                                              ----------

S.B.A Loan payable                                               190,812

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 100,000,000
  shares authorized; 40,739,264 shares issued
  and outstanding                                                 40,739
 Additional paid-in capital                                    6,109,151
 Accumulated deficit                                          (5,047,572)
                                                              ----------
           TOTAL STOCKHOLDERS' EQUITY                          1,102,318
                                                              ----------

                                                             $ 5,478,957
                                                              ==========








                 See notes to consolidated financial statements

                              URBANI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                 Three Months Ended
                                                     March 31,
                                     ----------------------------------------
                                             2003                  2002
                                     ---------------------    ---------------


NET SALES                              $     1,951,215         $  3,235,574

COST OF SALES                                1,568,502            2,219,532
                                         ---------------        ------------

      GROSS PROFIT                             382,713            1,016,042

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                 755,999              884,064
                                         ---------------        -------------
INCOME (LOSS) FROM OPERATIONS                 (373,286)             131,978

INTEREST EXPENSE                                48,355               37,880
                                         ---------------        -------------

INCOME (LOSS) BEFORE INCOME TAXES             (421,641)              94,098

PROVISION FOR INCOME TAXES                        -                  41,000
                                         ---------------        -------------

NET INCOME (LOSS)                      $      (421,641)        $     53,098
                                         ===============        =============

NET INCOME (LOSS) PER SHARE -
 Basic and diluted                     $        (0.01)         $       0.00
                                         ===============        =============

AVERAGE SHARES OUTSTANDING                   40,739,264          15,150,000
                                        ================      ===============















                 See notes to consolidated financial statements

                              URBANI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     2003             2002
                                                -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $  (421,641)     $     53,098
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                       28,485            37,825

 Changes in assets and liabilities:
  Accounts receivable                               717,910           734,055
  Inventories                                       103,182          (103,600)
  Prepaid expenses and other assets                 (43,728)            2,164
  Due to related parties                            (63,651)             -
  Accounts payable and accrued expenses            (229,571)         (963,043)
                                                 ----------       -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                90,986          (239,501)
                                                 ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment from stockholder                            -              205,029
 Decrease in bank loans                             (99,449)         (150,000)
                                                 ----------       -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                               (99,449)          55,029
                                                 ----------       -----------
NET  (DECREASE) IN CASH                              (8,463)        (184,472)

CASH - beginning of period                           11,117          250,493
                                                 ----------       ----------

CASH - end of period                            $     2,654      $    66,021
                                                 ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
 Interest                                       $    48,355      $    37,880
                                                 ==========       ==========
 Income taxes                                   $      -         $     3,245
                                                 ==========       ==========












                 See notes to consolidated financial statements.

                             URBANI HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)






1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjuction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of Urbani Holdings, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

         The consolidated statements include the accounts of Urbani Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

             Based on industry reports, the specialty food industry is a $20 billion a year industry, which has grown at an annual rate of 5% per year since 2000. We believe that the industry is highly fragmented consisting of small and medium sized companies selling a limited number of items and as a result, there is an opportunity for consolidation. Our consolidation strategy is based on leveraging our industry knowledge, experienced management team, and brand recognition to acquire other specialty food distributors which market products that complement our current product lines, serve new customers or add geographic coverage to our existing operations. We intend to leverage our distribution infrastructure and combined purchasing power to realize operating efficiencies and reduce duplicative overhead.

         Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002


         Net Sales

         For the three months ended March 31, 2003 net sales were $1,951,215 as compared to $3,235,574 for the three months ended March 31, 2002, a decrease of 39.7%. Management believes that the decrease in net sales is primarily attributable to lack of availability of truffle products. The Company has found new suppliers of truffle products and are currently selling such products.

         Gross Profit

         For the three months ended March 31, 2003 gross profit was $382,713,
19.6 % as a percentage of net sales, as compared to $1,016,042, 31.4% as percentage of net sales for the three months ended March 31, 2002. Management attributes the decrease in gross profit percentage primarily due to a change in product mix which resulted in a decrease in sale of higher profit margin products.


         Selling General and Administrative Expenses

         For the three months ended March 31, 2003, selling general and administrative expenses were $755,999, 38.7% as a percentage of net sales, as compared to $884,064, 27.3% as a percentage of net sales for the three months ended March 31, 2002. Management attributes the increase in selling general and administrative expenses as a percentage of net sales due to the cost of the development of da Rosario brand and products, as well as lower sales.

         Interest Expense

         For the three months ended March 31, 2003 and 2002, we had interest expense of $48,355 and $37,880, respectively.

Liquidity and Capital Resources

         We have funded our requirements for working capital primarily through the sale of our products and borrowings from financial institutions. As of March 31, 2003, we had working capital of $1,072,291 and a debt to equity ratio of 3.9 to 1.


         We have a $3,200,000 secured credit facility with HSBC Bank which provides for short-term loans, banker's acceptances, and letters of credit, which letters of credit and acceptances are issued in connection with the purchases of inventories. Advances for direct loans, banker's acceptances and letters of credit are based on a monthly borrowing base of up to 80% of eligible accounts receivable and up to 40% of eligible inventory. The loan is secured by all of our assets and the pledge of certain assets of Rosario Safina valued at $925,000. The facility contains certain reporting and other conditions, and financial covenants. In addition, Rosario Safina has personally guaranteed the loan. As of March 31, 2003 the company is in technical default of its loan agreement with HSBC.

         For the three months ended March 31, 2003 the net cash flows provided by operating activities were $90,986. The increase in cash provided by operating activities for the three months ended March 31,2003 was primarily attributable to net loss of $421,641, offset by decreases in accounts receivable of $717,910 and decrease of inventories of $103,182 together with depreciation and amortization of $28,485 offset by decreases of accounts payable and accrued expenses of $229,571 due to related parties $63,651 and prepaid expenses $43,728.

         For the three months ended March 31, 2002, net cash used in operating activities was $239,501 consisting of decreases in accounts payable of $963,043 and an increase in inventories of $103,600 and offset by net income of $53,098 depreciation and amortization of $37,825, decreases in accounts receivable of $734,055 and decreases in prepaid and other assets of $2,164.

         For the three months ended March 31, 2003 net cash used in financing activities was $99,449.

         For the three months ended March 31, 2002, net cash provided by financing activities was $55,029 which was attributable to a repayment from a stockholder in the amount of $205,029 offset by a decrease in bank loans of $150,000.

         Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         Our capital requirements depend on numerous factors, including, market acceptance of our products, the resources we devote to marketing and selling our services and our brand promotions, capital expenditures and other factors. We believe that anticipated cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Seasonality

         Our business is seasonal. Our sales are typically the strongest commencing in September and continuing through December. If our sales were to be substantially below seasonal norms, then our profitability would be adversely affected.

Item 3.   Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer has evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer/acting Chief Financial Officer has concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II - Other Information

Item 1. Legal Proceedings

Other than as previously disclosed in the Company's Form 10-KSB for the year ended December 31, 2002, the Company is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits required by item 601 of Regulation S-B

 99.1    Certification of Chief Executive Officer/Acting Chief Financial Officer


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  URBANI HOLDINGS, INC.

Dated: June 20, 2003            By: /s/ Rosario Safina
                                       ---------------------
                                Name:   Rosario Safina
                                Title:  Chief Executive Officer and Acting Chief
                                        Financial Officer

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

         4.As Chief Executive Officer and Acting Chief Financial Officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to myself by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

         Date: June 20, 2003                By:/s/ Rosario Safina
                                            Name:  Rosario Safina
                                            Title: Chief Executive Officer and
                                                  Acting Chief Financial Officer