Form 10QSB
period 2003-06-30
UNITED SPECIALTIES INC
filed 2003-09-19
CIK 1041771

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Six Months Ended June 30, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________to_________

                      Commission file number: 0-22783

                          UNITED SPECIALITIES, INC
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

     Colorado                                               95-3966853
--------------------------                              -------------------
State or other jurisdiction of                              I.R.S. Employer
 incorporation or organization                           Identification No.

29-24 40th Avenue, Long Island City, New York                      11101
---------------------------------------------                --------------
(Address of Principal Executive Office)                         (Zip Code)

                               (718) 392-5050
                 ------------------------------------------
            (Registrant's telephone number including area code)

                            URBANI HOLDINGS, INC.
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [  ]
        -----  -----

    The number of shares of registrant's Common Stock, $.001 par value, outstanding as of June 30, 2003 was 40,739,264 shares.


                         UNITED SPECIALITIES, INC.
                     (Formerly Urbani Holdings, Inc.)

                                   INDEX

                                                                      Page
                                                                     Number

PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements

     Balance Sheet   June 30, 2003 . . . . . . . . . . . . . . . . . . . .3

     Statements of Operations - For the three and six Months Ended
          June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . .4

     Statements of Cash Flows - For the six Months Ended
          June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . .5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis or Plan of Operation . . .7-8

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 10

PART II - OTHER INFORMATION

     Item 1   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 10

     Item 2   Changes in Securities and Use of Proceeds. . . . . . . . . 10

     Item 3   Defaults Upon Senior Securities. . . . . . . . . . . . . . 10

     Item 4   Submission of Matters to a Vote of Security Holders. . . . 10

     Item 5   Other Information. . . . . . . . . . . . . . . . . . . . . 10

     Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11




                                    -2-



Part I Financial Information

Item 1. Financial Statements

                          UNITED SPECIALITIES, INC
                     (Formerly Urbani Holdings, Inc.)
                         CONSOLIDATED BALANCE SHEET
                               June 30, 2003
                                (UNAUDITED)

                                   ASSETS

CURRENT ASSETS:
  Cash                                                        $     39,190
  Accounts receivable, less allowance of $350,000                1,060,629
  Inventories                                                    3,057,065
  Prepaid expenses and other current assets                         71,000
                                                              -------------
       TOTAL CURRENT ASSETS                                      4,227,884

PROPERTY AND EQUIPMENT                                             147,739

OTHER ASSETS                                                        40,115
                                                              -------------
                                                              $  4,415,738
                                                              =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable - bank                                        $  2,898,337
  S.B.A Loan payable - current maturities                           24,606
  Accounts payable and accrued expenses                          1,008,933
  Short-term debt                                                   43,159
                                                               ------------
       TOTAL CURRENT LIABILITIES                                 3,975,035
                                                               ------------

  S.B.A Loan payable                                               175,394

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 100,000,000
     shares authorized; 40,739,264 shares issued
     and outstanding                                                39,439
  Additional paid-in capital                                     6,059,751
  Accumulated deficit                                           (5,833,881)
                                                               ------------
       TOTAL STOCKHOLDERS' EQUITY                                  265,309
                                                               ------------
                                                              $  4,415,738
                                                               ============



               See notes to consolidated financial statements
                                    -3-




                          United Specialties, Inc.
                     (Formerly Urbani Holdings, Inc.)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                   Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                               --------------------------  --------------------------
                                    2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
NET SALES                      $ 1,508,674   $ 3,064,223   $ 3,459,889   $ 6,299,797

COST OF SALES                    1,079,255     2,034,618     2,647,757     4,254,150
                               ------------  ------------  ------------  ------------

   GROSS PROFIT                    429,419     1,029,605       812,132     2,045,647

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES          1,144,761       974,108     1,900,760     1,858,172
                               ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS     (715,342)       55,497    (1,088,628)      187,475

INTEREST EXPENSE                    70,967        82,751       119,322       120,631
                               ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE
INCOME TAXES                      (786,309)      (27,254)   (1,207,950)       66,844

PROVISION FOR INCOME TAXES           -           (11,000)         -           30,000
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS)              $  (786,309)  $   (16,254) $ (1,207,950) $      36,844
                               ============  ============  ============  ============
NET INCOME (LOSS) PER SHARE -
 Basic and diluted             $     (0.02)  $      0.00  $      (0.03) $       0.00
                               ============  ============  ============  ============
AVERAGE SHARES OUTSTANDING      39,439,264    15,150,000    39,439,264    15,150,000
                               ============  ============  ============  ============









               See notes to consolidated financial statements

                          UNITED SPECIALITIES INC.
                     (Formerly Urbani Holdings, Inc.)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                              Six Months Ended
                                                                   June 30,
                                                           --------------------------
                                                               2003          2002
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $ (1,207,950) $     36,844
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                56,970        75,650
 Changes in assets and liabilities:
  Accounts receivable                                        1,032,773       776,505
  Inventories                                                  771,669      (219,429)
  Prepaid expenses and other assets                             44,192        48,042
  Accounts payable and accrued expenses                       (421,990)     (820,139)
                                                           ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            275,664      (102,527)
                                                           ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                            -            (1,467)

CAPITAL EXPENDITURES
                                                           ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment from stockholder                                    (93,286)      202,543
 Decrease in bank loans                                       (103,605)     (300,000)
 Decrease in capital stock                                     (50,700)        -
                                                           ------------  ------------
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES            (247,591)      (97,457)
                                                           ------------  ------------
NET INCREASE (DECREASE) IN CASH                                 28,073      (199,984)

CASH - beginning of period                                      11,117       250,493
                                                           ------------  ------------
CASH - end of period                                      $     39,190  $     50,009
                                                           ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
 Interest                                                 $    119,322  $    120,667
                                                           ============  ============
 Income taxes                                             $      -      $      4,395
                                                           ============  ============


              See notes to consolidated financial statements.

                         UNITED SPECIALITIES, INC.
                     (Formerly Urbani Holdings, Inc.)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of United Specialities, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

     The consolidated statements include the accounts of United
     Specialities, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this information statement.


Overview

We are a specialty food distributor of truffles, caviar, wild mushrooms, smoked fish and Speciality game and foie gras to fine restaurants. We also sell our products to gourmet shops, supermarkets, wholesalers, distributors and private retail customers. We have a database of over 15,000 customers, including 5,000 accounts of which up to 2,000 are active at any one time. Our customers include some of the finest and most well-known restaurants in the country.

We are committed to providing our customers high quality products at competitive prices and credit terms, at a range of price points with short lead times. We serve our customers through two locations, one on the east coast in Long Island City, New York and the other on the west coast in Culver City, California. Both facilities include warehouse and refrigeration facilities from which we package and ship our products. We utilize our own fleet of trucks to handle local deliveries and for out-of-town deliveries we utilize common carriers, Federal Express and airlines. Our distribution infrastructure is designed to warehouse and transport our products in temperature controlled environments that ensure delivery in optimal conditions.

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

     Results of Operations

Three months and six months ended June 30, 2003 compared to three months and six months ended June 30, 2002

     Net Sales

For the three months ended June 30, 2003 net sales were $ 1,508,674 as compared to $3,064,223 for the three months ended June 30, 2002, a decrease of %50.8. Management believes that the decrease in net sales is primarily attributable to lack of availability of truffle products and cash flow restraints. The Company has found new suppliers of truffle products and are currently selling such products. However inability to purchase adequate quantity has caused a significant reduction in volume.

For the six months ended June 30, 2003 Net Sales were $ 3,459,889 was compared to $ 6,299,797 for the six months ended June 30, 2002, a decrease of % 45.1. Management believes that the decrease in net sales is primarily attributed to lack of availability of truffle products and cash flow restraints. The company has found new suppliers of truffle products and is currently selling such products. However inability to purchase adequate quantity has caused a significant reduction in volume.

     Gross Profit

For the three months ended June 30, 2003 gross profit was $ 429,419, 28.5% as a percentage of net sales, as compared to $ 1,029,605, 33.6% as percentage of net sales for the three months ended June 30, 2002.
Management attributes the decrease in gross profit percentage primarily due to a change in product mix, which resulted in a decrease in sale of higher profit margin products.

For the six months ended June 30, 2003, gross profit was $ 812,132, 23.5% as a percentage of net sales, as compared to $2,045,647, 32.5% as a percentage of net sales for the six months ended June 30, 2002. Management attributes the decrease in gross profit percentage primarily due to a chance in product-mix which is a decrease in sales of higher margin products.

     Selling General and Administrative Expenses

For the three months ended June 30, 2003, selling general and administrative expenses were $1,144,761, 75.9% as a percentage of net sales, as compared to $974,108, 31.8% as a percentage of net sales for the three months ended June 30, 2002. Management attributes the increase in selling general and administrative expenses as a percentage of net sales due to the cost of the development of establishing and promoting the da Rosario brand and product line, as well as lower sales and writedowns of inventory and bad debts.

For the six months ended June 30, 2003, selling general and administrative expenses were $1,900,760, 54.9% as a percentage of net sales, as compared to $1,858,172, 29.5% as a percentage of net sales for the six months ended June 30, 2002. Management attributes the increase the selling general and administrative expenses as a percentage of net sales due to the cost of establishing and promoting the da Rosario brand and product line, as well as lower sales and writedowns of inventory and bad debts.

     Interest Expense

For the three months ended June 30, 2003 and 2002, we had interest expense of $70,967 and $82,751, respectively. For the six months ended June 30, 2003 and 2002, we had interest expenses of $ 119,322 and $120,631 respectively.

     Liquidity and Capital Resources

We have funded our requirements for working capital primarily through the sale of our products and borrowings from financial institutions. As of June 30, 2003, we had working capital of $252,849 and a debt to equity ratio of
1.0 to 1.

We have a $3,200,000 secured credit facility with HSBC Bank which provides for short-term loans, banker's acceptances, and letters of credit, which letters of credit and acceptances are issued in connection with the purchases of inventories. Advances for direct loans, banker's acceptances and letters of credit are based on a monthly borrowing base of up to 80% of eligible accounts receivable and up to 40% of eligible inventory. The loan is secured by all of our assets and the pledge of certain assets of Rosario Safina valued at $777,000. The facility contains certain reporting and other conditions, and financial covenants. In addition, Rosario Safina has personally guaranteed the loan. As of June 30, 2003 the company is in technical default of its loan agreement with HSBC.

For the six months ended June 30, 2003 the net cash flows provided by operating activities were $275,664. The increase in cash provided by operating activities for the six months ended June 30,2003 was primarily attributable to net loss of $1,207,950, offset by decreases in accounts receivable of $1,032,773 and decrease of inventories of $771,669 together with depreciation and amortization of $56,970 offset by decreases of accounts payable and accrued expenses of $421,990 and prepaid expenses $44,192.

For the six months ended June 30, 2002, net cash used in operating activities was $102,527 consisting of decreases in accounts payable of $820,139 and an increase in inventories of $219,429 and offset by net income of $36,844 depreciation and amortization of $75,650, decreases in accounts receivable of $776,505 and decreases in prepaid and other assets of $48,042.

For the six months ended June 30, 2003 net cash used in financing activities was $247,591 which was attributable to decrease in capital stock and additional paid-in stock of $50,700, decrease in bank loans $103,605 and a decrease in short debt $93,286.

For the six months ended June 30, 2002, net cash provided by financing activities was $97,457 which was attributable to a repayment from a stockholder in the amount of $205,029 offset by a decrease in bank loans of $300,000.

Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

Our capital requirements depend on numerous factors, including, market acceptance of our products, the resources we devote to marketing and selling our services and our brand promotions, capital expenditures and other factors. We believe that anticipated cash generated from operations will be insufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we will seek to sell additional equity or debt securities or affiliate with another entity in the same or affiliated business. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all or if required we will be able to align ourselves with another company.

Seasonality

Our business is seasonal. Our sales are typically the strongest commencing in September and continuing through December. If our sales were to be substantially below seasonal norms, then our profitability would be adversely affected.

Item 3.   Controls and Procedures

The Company's Chief Executive Officer as the acting Chief Financial Officer has evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer/acting Chief Financial Officer has concluded that such controls and procedures are now effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

Item 5. Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits required by item 601 of Regulation S-B

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 32 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K during the period covered by this report, however, on August 18, 2003 the Company filed a report on Form 8-K pursuant to Item 5 and on September 16, 2003 the Company filed a report on Form 8-K pursuant to Items 4 and 7.

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNITED SPECIALITIES, INC.

Dated: Sept 16, 2003            By: /s/ Rosario Safina
                                    ---------------------
                                Name:   Rosario Safina
                                Title:  Chief Executive Officer and
                                Acting Chief Financial Officer