Form 10QSB
period 2003-09-30
UNITED SPECIALTIES INC
filed 2003-11-26
CIK 1041771

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2003

                       Commission File Number 0-22783
                                              -------

                          UNITED SPECIALTIES, INC.
                         -------------------------
     (Exact name of small business issuer as specified in its charter)

     Colorado                                               95-3966853
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

20-24 40th Avenue, Long Island City, New York                      11101
---------------------------------------------                    ----------
  (Address of Principal Executive Offices)                       (Zip Code)

                               (718) 392-5050
                               --------------
                        (Issuer's telephone number)


            (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed be
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No
          ------         ------

and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X       No
          ------         ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 50,339,264  common stock, $.001  par value
                -------------------------------------------
                             November 20, 2003


PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through September 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



                                   INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

     Consolidated Balance Sheet - September 30, 2003 (Unaudited) . . . . 4

     Consolidated Statements of Operations (Unaudited) For the
     Three Month and the Nine Month Periods Ended September 30,
     2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

     Consolidated Statements of Cash Flows (Unaudited) For the
     Three Month and the Nine Month Periods Ended September 30,
     2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

     Notes to the Consolidated Financial Statements. . . . . . . . . . . 7

     Item 2. Plan of Operations. . . . . . . . . . . . . . . . . . . . . 8

     Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . 8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 9

     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . 9

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . 9

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . 9

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . 9

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 9

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


Part I - Financial Information

Item 1. Financial Statements
                          United Specialties, Inc.
                         Consolidated Balance Sheet

                                                              September 30,
                                                                   2003
                                                              -------------
Assets

Current Assets
--------------
  Cash                                                        $     24,674
  Accounts Receivable, Less Allowance of $350,000                  987,769
  Inventories                                                    2,333,386
  Prepaid Expenses                                                  71,000
                                                              -------------
     Total Current Assets                                        3,416,829

Property & Equipment (Net)                                         120,014
--------------------                                          -------------

Other Assets
------------
  Security Deposits                                                 25,534
  Website Costs                                                     14,581
                                                              -------------
     Total Other Assets                                             40,115
                                                              -------------
     Total Assets                                             $  3,576,958
                                                              =============



























                                 Continued
                                     4

                          United Specialties, Inc.
                         Consolidated Balance Sheet

                                                              September 30,
                                                                   2003
                                                              -------------
                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  SBA Loan Payable - Current Maturities                       $     24,606
  Shareholder Loan                                                  30,432
  Accounts Payable and Accrued Expenses                          1,660,284
  Loans Payable - Bank                                           2,898,337
  Short Term Debt                                                   45,206
                                                              -------------
     Total Current Liabilities                                   4,658,865

Long Term Liabilities
---------------------
  SBA Loan Payable                                                 175,394
                                                              -------------
     Total Long Term Liabilities                                   175,394
                                                              -------------

     Total Liabilities                                           4,834,259

Stockholders' Equity
--------------------
  Common Stock 100,000,000 Shares
   Authorized at Par Value of $0.001;
    50,339,264 Shares Issued and Outstanding                        50,339
  Additional Paid in Capital                                     6,411,551
  Retained Earnings (Deficit)                                   (7,719,191)
                                                              -------------
     Total Stockholders' Equity                                 (1,257,301)
                                                              -------------
     Total Liabilities & Stockholders' Equity                 $  3,576,958
                                                              =============




















               See accompanying note to financial statements.
                                     5

                          United Specialties, Inc.
                   Consolidated Statements of Operations
                                 Unaudited

                               For the Three Months Ended  For the Nine Months Ended
                               --------------------------  --------------------------
                               September 30  September 30  September 30  September 30
                                    2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
Net Sales                      $ 1,244,755   $ 2,500,493  $  4,704,644  $  8,800,290

Cost of Sales                    1,285,479     1,796,210     3,933,236     6,050,360
                               ------------  ------------  ------------  ------------
  Gross Profit                     (40,724)      704,283       771,408     2,749,930

Operating Expenses
------------------
  Selling, General &
   Administrative Expenses       1,326,954       670,861     2,707,666     2,529,033
  Depreciation & Amortization       28,485          -           84,695       817,323
  Bad Debts                           -          817,323        85,000          -
  Officer Compensation                -             -           28,838          -
                               ------------  ------------  ------------  ------------
     Total Operating Expenses    1,355,439     1,488,184     2,906,199     3,346,356
                               ------------  ------------  ------------  ------------
     Income from Operations     (1,396,163)     (783,901)   (2,134,791)     (596,426)

Other Income & (Expenses)
-------------------------
  Inventory Write Down            (450,000)         -         (800,000)         -
  Interest Expenses                (39,147)      (86,975)     (158,464)     (207,606)
                               ------------  ------------  ------------  ------------
     Total Other Income
     & (Expenses)                 (489,147)      (86,975)     (958,464)     (207,606)

     Net Income (Loss)
     Before Taxes               (1,885,310)     (870,876)   (3,093,255)     (804,032)

     Taxes                            -             -             -             -
                               ------------  ------------  ------------  ------------
     Net (Loss)                $(1,885,310)  $  (870,876) $ (3,093,255) $   (804,032)
                               ============  ============  ============  ============

(Loss) per Common Share        $     (0.04)  $     (0.05) $      (0.07) $      (0.05)

  Weighted Average
  Outstanding Shares            48,826,221    17,130,177    43,464,539    15,810,059










             See accompanying note to the financial statements.
                                     6


                          United Specialties, Inc.
                   Consolidated Statements of Cash Flows
                                 Unaudited

                                                          For the Nine Months
                                                          Ended September 30,
                                                          2003          2002
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss)                                         $ (3,093,255) $   (804,032)
  Adjustments to reconcile net income to net
   cash provided by (used in)operating activities:
     Depreciation and amortization                         84,695       113,280
     Stock Issued for Services                            362,700         -
  Changes in assets and liabilities:
   Accounts receivable                                  1,105,633     1,072,736
   Inventories                                          1,495,348      (545,419)
   Prepaid expenses and other assets                       44,192        36,973
   Accounts payable and accrued expenses                  229,356      (811,760)
                                                      ------------  ------------
     Net Cash Provided by (Used) in
     Operating Activities                                 228,669      (120,899)

Cash Flows from Investing Activities                        -             -
------------------------------------                  ------------  ------------
     Net Cash Provided by (Used) in
     Investing Activities                                   -             -

Cash Flows from Financing Activities
------------------------------------
  Proceeds from sale of common stock                      (50,700)      27,500
  Repayment of equipment notes payable                      -          (27,097)
  Repayment from (to) stockholder                        (102,308)     202,543
  Decrease in bank loans                                  (62,104)    (331,663)
                                                      ------------  ------------
     Net Cash (Used) in Financing Activities             (215,112)     (128,717)

     Net Increase (Decrease) in Cash                       13,557      (249,616)

     Cash - Beginning of Period                            11,117       250,493
                                                      ------------  ------------
     Cash - End of Period                             $    24,674   $       877
                                                      ============  ============
Supplemental Cash Flow Disclosure
---------------------------------
     Interest                                         $   158,464   $   207,642
     Taxes                                                  -             -

             See accompanying note to the financial statements.
                                     7

                           United Specialties, Inc.
                 Note to the Consolidated Financial Statements
                             September 30, 2003

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10 - KSB of United Specialties, Inc. as filed withe the SEC. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

The consolidated statements include the accounts of United Specialties, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.





                                     8




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

We are committed to providing our customers high quality products at competitive prices and credit terms, at a range of price points with short lead times. We serve our customers from Long Island City, New York, where we have warehouse and refrigeration facilities from which we package and ship our products. We utilize surface transportation to handle local deliveries and for out-of- town deliveries we utilize common carriers, overnight couriers and airlines. Our distribution infrastructure is designed to warehouse and transport our products in temperature controlled environments that ensure delivery in optimal
conditions.   On November 1, 2003, we relocated our Los Angeles facility to the facilities of Van Rex Gourmet Foods, Inc., where we will continue to sell, distribute and maintain inventory of our products.

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

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net Sales

For the nine months ended September 30, 2003 net sales were $2,500,493 as compared to $4,704,644 for the nine months ended September 30, 2002, a decrease of 46.85% management believes that the decrease in net sales is primarily attributable to lack of availability of truffle products and working capital. The Company has found new suppliers of truffle products and are currently selling such products.

Gross Profit

For the nine months ended September 30, 2003 gross profit was $771,408, 16.4 % as a percentage of net sales, as compared to $2,749,930, 31.25% as percentage of net sales for the nine months ended September 30, 2002. Management attributes the decrease in gross profit percentage primarily due to a change in product mix which resulted in a decrease in sale of higher profit margin products.

Selling General and Administrative Expenses

For the nine months ended September 30, 2003, selling general and administrative expenses were $2,086,970, 44.36% as a percentage of net sales, as compared to $2,529,033, 28.74% as a percentage of net sales for the nine months ended September 30, 2002. Management attributes the increase in selling general and administrative expenses as a percentage of net sales due to the cost of the development of da Rosario brand and products, as well as lower sales.

Interest Expense

For the nine months ended September 30, 2003 and 2002, we had interest expense of $158,464 and $207,606, respectively.


                                      9




Liquidity and Capital Resources

We have funded our requirements for working capital primarily through the sale of our products and borrowings from financial institutions. As of September 30, 2003, we had working capital deficit of $(1,242,036).

We have a $3,200,000 secured credit facility with HSBC Bank which provides for short-term loans, banker's acceptances, and letters of credit, which letters of credit and acceptances are issued in connection with the purchases of inventories. Advances for direct loans, banker's acceptances and letters of credit are based on a monthly borrowing base of up to 80% of eligible accounts receivable and up to 40% of eligible inventory. The loan is secured by all of our assets and the pledge of certain assets of Rosario Safina and his wife valued at $925,000. The facility contains certain reporting and other conditions, and financial covenants. In addition, Rosario Safina has personally guaranteed the loan and Mr. Safina's wife has partially guaranteed the loan. As of September 30, 2003 the company is in technical default of its loan agreement with HSBC. However, we intend to enter into a settlement agreement with HSBC with respect to the repayment of the outstanding balance of our credit facility, which as of November 24, 2003 was approximately $2.3 million.

As a result of our inability to continue to access our credit facility with HSBC, Van Rex Gourmet Foods, Inc. has advanced approximately $76,000 to us for the purchase of products. There can be no assurance that Van Rex will continue to advance any additional funds to us for such purchases. In the event that Van Rex does not continue to advance such funds to us, we will have to seek other sources of capital which may not be available on acceptable terms, if at all.
In any such event, our inability to secure such funding would have a material adverse effect on our ability to continue to operate.

For the nine months ended September 30, 2003 the net cash flows provided by operating activities were $228,669. The increase in cash provided by operating activities for the nine months ended September 30, 2003 was primarily attributable to net loss of $2,472,559, offset by decreases in accounts receivable of $1,105,633 and decrease of inventories of $1,495,348 together with depreciation and amortization of $84,695 offset by decreases of accounts payable and accrued expenses of $28,640 and prepaid expenses $44,192.

For the nine months ended September 30, 2002, net cash used in operating activities was $120,899 consisting of decreases in accounts payable of $811,760 and an increase in inventories of $545,419 and offset by net loss of $804,032 depreciation and amortization of $113,280, decreases in accounts receivable of $1,072,736 and decreases in prepaid and other assets of $36,973.

For the nine months ended September 30, 2003 net cash used in financing activities was $215,112.

For the nine months ended September 30, 2002, net cash provided by financing activities was $128,717.

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

Item 3.   Controls and Procedures

The Company's Chief Executive Officer/acting Chief Financial Officer has evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer/acting Chief Financial Officer has concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.


                                     10


Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

          We are not currently a party to any material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit 31   Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K

None.

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


                             United Specialities, Inc.


Date: November 25, 2003     /s/ Rosario Safina
                            Name:  Rosario Safina
                            Title: Chief Executive Officer and Acting Chief
                            Financial Officer




                                     11